Form 10-K
period 2011-10-31
Diversified Resources Inc.
filed 2012-01-30
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-175183

DIVERSIFIED RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0687026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 Mayfair Road SW
Calgary, Alberta, Canada	T2V 1Y8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 403-862-5331

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐    No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	(Do not check if a smaller reporting company)	Accelerated filer	☐
Non-accelerated filer	☐		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $105,000 based on a price of $0.02 per share, being the issue price per share of the last private placement of our company in September, 2010. The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of our company have not traded to date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐    No ☐    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,250,000 shares of common stock as of January 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our",”Diversified Resources” and "Diversified" mean Diversified Resources Inc., unless the context clearly requires otherwise.

ITEM 1.     BUSINESS

General

We are in the business of mineral exploration.  On June 15, 2009 we entered in a Mineral Lease Agreement whereby we leased from Timberwolf Minerals, LTD a total of two (2) unpatented lode mining claims in the State of Nevada which we refer to as the Dunfee Property. These mineral claims are located in Section 14 & 23, Township 7 South, Range 41 1/2 East, Mt. Diablo Baseline & Meridian, Esmeralda County, Nevada, USA, owned by Timberwolf Minerals LTD. In January of 2011, we staked an additional twenty (20) unpatented lode mining claims under the mineral lease agreement to expand the Dunfee Property.

According to the lease Diversified has agreed to pay Timberwolf Minerals, LTD minimum royalty payments which shall be paid in advance.  Diversified paid the sum of $5,275 upon execution of this lease. Diversified also paid $5,000 on the first anniversary of the lease, and paid $5,000 on the second anniversary of the lease and agreed to pay $10,000 on or before the third anniversary of the lease, $25,000 on or before the fourth anniversary of the lease and each annual payment after that shall be $75,000 plus an annual increase or decrease equivalent to the rate of inflation designated by the Consumer’s Price Index for that year with execution year as base year. Diversified will pay Timberwolf Minerals, LTD a royalty of 3.5% of the Net Returns from all ores, minerals, concentrates, or other products mined and removed from the property and sold or processed by Diversified, quarterly. The term of this lease is for twenty (20) years, renewable for an additional twenty (20) years so long as conditions of the lease are met.

Our plan of operations is to conduct mineral exploration activities on the Dunfee Property in order to assess whether these claims possess commercially exploitable mineral deposits.  (Commercially exploitable mineral deposits are deposits which are suitably adequate or prepared for productive use of a natural accumulation of minerals or ores). Our exploration program is designed to explore for commercially viable deposits of gold, silver, copper or any other valuable minerals.  (Commercially viable deposits are deposits which are suitably adequate or prepared for productive use of an economically workable natural accumulation of minerals or ores). We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.  (A reserve is an estimate within specified accuracy limits of the valuable metal or mineral content of known deposits that may be produced under current economic conditions and with present technology). We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claims.

After acquiring a lease on the Dunfee Property, we retained the services of Robert Thomas, a Professional Geologist.  Mr. Thomas prepared geologic reports for us on the mineral exploration potential of the claims.  Mr. Thomas has no direct or indirect interest and does not expect to receive an interest in any of the Dunfee Property claims. Included in the reports are recommended exploration programs which consists of mapping, sampling, staking additional claims and drilling.

At this time we are uncertain of the extent of mineral exploration we will conduct before concluding that there are, or are not, commercially viable minerals on our claims.  Further phases beyond the current exploration program will be dependent upon numerous factors such as Mr. Thomas’ recommendations based upon ongoing exploration program results and our available funds.

Competition

We are a junior mineral resource exploration company engaged in the business of mineral exploration. We compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We also compete for mineral properties of merit with other junior exploration companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring the mineral properties.

Employees

We have no employees as of the date of this prospectus other than our president and secretary. We currently do not conduct business as we are only in the development stage of our company. We plan to conduct our business largely through the outsourcing of experts in each particular area of our business.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.   RISK FACTORS

There have been no changes to our risk factors from those disclosed in our Amendment No. 4 to Form S-1 filed on November 22, 2011.

ITEM 2.     PROPERTIES.

Executive Offices

Our executive offices are located at 37 Mayfair Road SW, Calgary, Alberta T2V 1Y8, Canada. Mr. Gordon Smith, our president, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

ITEM 3.     LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

There is presently no public market for our Class A common stock. We are in the process of making an application for trading of our Class A common stock on the Over-the-Counter Bulletin Board electronic quotation service. However, we can provide no assurance that our shares will be traded on the Over-the-Counter Bulletin Board electronic quotation service or, if traded, that a public market will materialize.

Our transfer agent is Island Stock Transfer, of 15500 Roosevelt Boulevard, Suite 301Clearwater, FL 33760; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of January 30, 2012, there were 33 registered stockholders holding 5,250,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the year ended October 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6.     SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operation

Our business plan is to proceed with the exploration of the Dunfee Property to determine whether there are commercially exploitable reserves of gold, silver or other metals.

We completed Phase I in August 2009. Six days were spent mapping and sampling the Dunfee Property. The purpose of this work was to evaluate the mineral potential of the leased claims, and the surrounding area precious metal mineralization. Detailed geologic mapping and geochemical sampling indicate the presence of high-grade gold-silver silica veins and vein intersections. Phase one was carried out by David A. Wolfe and the end cost of the work was $5,000.

We completed Phase II of our exploration program in January 2011 Which consisted of staking 20  additional claims in the area. The cost of staking these additional 20 claims was $6,700, and the staking of the additional claims was carried out by David A. Wolfe.

We initiated Phase III of our exploration program in November 2011, which is follow-up detailed mapping and sampling of the additional claims and indicated drill targets. Mr. Ken Brook was retained by the company to carry out this phase of our exploration program. Mr. Brook spent 5 days on the property in November 2011. Mr. Brook has received the assay results from the sampling and is compiling a report to the Company which we expect to receive in the next 10 days.

If the results of Phase three are favorable, the company plans to move to Phase four of its exploration program which includes the drilling of 4,000 feet of Reverse Circulation holes, and includes the cost of assays as well as the cost of the supervising geologist, bonding, permitting and other associated expenses. The timing of this phase has not been determined. The timing will be based on availability of a geologist and work crew, as well as the company’s ability to fund this phase. This phase is expected to cost approximately $155,000. We do not have sufficient cash reserves to proceed with this phase of the exploration program.

If results are favorable leading up to the drilling of the property, the company will need to raise additional funds required to meet this and other capital needs.  Should the results leading up to the drilling of the property prove not to be sufficiently positive to proceed with a further exploration on the property, we intend to seek out and acquire other North American mineral exploration properties which, in the opinion of a Geologist, offer attractive mineral exploration opportunities.  However, we may not have sufficient financing to seek out and acquire other properties, and if we did have sufficient financing, it is possible that we would be unsuccessful in seeking out an acquiring alternative exploration properties.

During the exploration stage of the Dunfee Property, our President will be devoting approximately 10 hours per week of his time to our business.  We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants. If, however, the demands of our business require more time of our president such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business.  However, he may not be able to devote sufficient time to the management of our business, as and when needed.

Upon the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our Class A common stock.  However we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our Class A common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness by most banks or typical investors or corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

In the event that Diversified completes this exploration program and is successful in identifying a potential mineral deposit, we would have to spend substantial funds on additional drilling of the property and engineering studies before we would be able to determine if it’s a commercially viable mineral deposit.

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

1.	$155,000 in connection with the next stage of our exploration program;

2.	$10,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

We require a minimum of approximately $165,000 to proceed with our plan of operation over the next twelve months. As we had cash in the amount of $6,843 and a working capital in the amount of $6,843 as of October 31, 2011, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended October 31, 2011 which are included herein.

Our operating results for the year ended October 31, 2011 and 2010 are summarized as follows:

	Year Ended October 31,	Year Ended October 31,
	2011	2010

Revenue	$-	$-
Operating Expenses	37,337	5,864
Net Loss	$37,337	$5,864

Our operating results for the three months ended October 31, 2011 and 2010 are summarized as follows:

	Three Months Ended
	October 31,
	2011	2010

Revenue	$-	$-
Operating Expenses	11,090	12
Net Loss	$11,090	$12

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues unless we find a commercially viable mineral deposit on our property.

Expenses

Our expenses for the year ended October 31, 2011 and 2010 are outlined in the table below:

	Year Ended October 31,	Year Ended October 31,
	2011	2010

Professional Fees	$12,105	$-
Filing Fees	12,878	-
Mineral Lease Maintenance	11,700	5,000
Other General and Administrative	654	864
Total Expenses	$37,337	5,864

Our expenses for the three months ended October 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended October 31,	Three Months Ended October 31,
	2011	2010

Professional Fees	$1,250	$-
Filing Fees	9,811	-
Mineral Lease Maintenance	-	-
Other General and Administrative	29	12
Total Expenses	$11,090	12

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization.

Mineral Lease Maintenance and Filing Fees

The amounts we are required to maintain our mineral lease in good standing.

Liquidity And Capital Resources

Working Capital

	As at	As at	Percentage
	October 31, 2011	October 31, 2010	Increase / (Decrease)

Current Assets	$6,843	$44,180	(84.51%)
Current Liabilities	$-	$-	N/A
Working Capital	$6,843	$44,180	(84.51%)

Cash Flows

	Year Ended	Year Ended	Percentage
	October 31, 2011	October 31, 2010	Increase / (Decrease)
Cash used in Operating Activities	$37,337	$5,479	581.46%
Cash provided by Investing Activities	$-	$-	N/A
Cash provided by Financing Activities	$-	$45,000	(100%)
Net Increase (Decrease) in Cash	$(37,227)	$39,521	N/A

We anticipate that we will incur approximately $165,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $37,337 during the year ended October 31, 2011 and $5,864 during the period ended October 31, 2010. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the year ended October 31, 2011 and the period ended October 31, 2010.

Cash from Financing Activities

We generated no cash from financing activities during the year ended October 31, 2011 compared to $45,000 generated from financing activities during the period ended October 31, 2010.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2011, our company has accumulated losses of $53,157 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended October 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities. Gordon Smith has agreed to provide loans to a minimal amount to carry on our legal, accounting and reporting needs.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Stockholders
Diversified Resources, Inc.
Calgary, Alberta, Canada

I have audited the accompanying balance sheets of Diversified Resources Inc. as of October 31, 2011 and 2010 and the related statements of operations, shareholders’ deficit and cash flows for the period and year then ended, and for the period since inception, March 19, 2009, to October 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Resources Inc. as of October 31, 2011 and 2010, and the results of its operations and its cash flows for the period and year then ended, and the period from inception, March 19, 2010 to October 31, 2011, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As discussed in Note 3 to the financial statements, the Company has no revenue and incurred losses in its initial and second year.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy
John Kinross-Kennedy
Certified Public Accountant
Irvine, California
January 22, 2012

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet
For the Year Ended October 31, 2011 and 2010

	2011	2010
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$6,843	$44,180
Prepaid Expenses	-	-

TOTAL ASSETS	$6,843	$44,180

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES	$-	$-

STOCKHOLDERS' EQUITY

Common Stock, par value $0.001; authorized 75,000,000 shares;
issued and outstanding:
5,250,000 shares as of October 31, 2011
5,250,000 shares as of October 31, 2010	5,250	5,250
Additional paid-in capital	54,750	54,750
Deficit accumulated in the development stage	(53,157)	(15,820)

Total Stockholders' Equity	6,843	44,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,843	$44,180

The accompanying notes are an integral part of these financial statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Statement of Operations

					For the period
					from Inception,
					March 19, 2009
	For the three months ended		For the year ended		through
	October 31,		October 31,		October 31,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES

Professional Fees	1,250	-	12,105	-	16,720
Filing Fees	9,811	-	12,878	-	12,878
Mineral Lease Maintenance	-	-	11,700	5,000	21,700
Other General and Administrative	29	12	654	864	1,859
					-
TOTAL EXPENSES	11,090	12	37,337	5,864	53,157
					-

NET INCOME (LOSS)	$(11,090)	$(12)	$(37,337)	$(5,864)	(53,157)

Net Income (Loss) per share,
basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average number of common
shares, outstanding, basic and diluted	5,252,000	3,758,152	5,252,000	3,191,096

The accompanying notes are an integral part of these financial statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

			For the period
			from Inception,
			March 19, 2009
	For the year ended		through
	October 31,		October 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(37,337)	$(5,864)	$(53,157)
Adjustments to reconcile net loss to net cash
used by operating activities:		-	-
Change in operating assets and liabilities:	-	385	-
Net Cash provided by (used by)
Operating Activities	(37,337)	(5,479)	(53,157)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of stock for cash	-	45,000	60,000

Net Cash provided by Investing Activities	-	45,000	60,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash provided by Financing Activities	-	-	-

NET INCREASE IN CASH	(37,337)	39,521	6,843

CASH AT BEGINNING OF PERIOD	44,180	4,659	-

CASH AT END OF PERIOD	$6,843	$44,180	$6,843

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the period from Inception, March 19, 2009, to October 31, 2011

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, March 19, 2010	-	$-	$-	$-	$-

Stock issued for cash @ $0.005 per share
May 12, 2009	3,000,000	$3,000	$12,000		$15,000

Net loss, period ended October 31,2009				(9,956)	(9,956)

Balances at October 31, 2009	3,000,000	$3,000	$12,000	$(9,956)	$5,044

Stock issued for cash @ $0.02 per share
September 30, 2010	2,250,000	$2,250	$42,750		$45,000

Net loss, year ended October 31, 2010				(5,864)	(5,864)

Balances at October 31, 2010	5,250,000	$5,250	$54,750	$(15,820)	$44,180

Net loss, year ended October 31, 2011				(37,337)	(37,337)

Balance at October 31, 2011	5,250,000	$5,250	$54,750	$(53,157)	$6,843

The accompanying notes are an integral part of these financial statements.

DIVERSIFIED RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Expressed in US Dollars)
NOTE 1     ORGANIZATION

Diversified Resources Inc. (“the Company”) was incorporated in the State of Nevada on March 19, 2009 to pursue mineral extraction in the United States.  The fiscal year end is October 31.

Current Operations
On May 22, 2009 the Company leased two mining claims in Esmerelda County, Nevada, in the Dunfee Mine Area.  The lease includes all additional claims within one mile of these claims.  The area was the subject of a geological report on September 11, 2009.  The lease required an initial payment of $5,000, plus $275 Federal and State maintenance fees.  Minimum annual payments begin with $5,000 at the 2nd anniversary year, escalating to $75,000 at the 5th and subsequent years. The Company is responsible for taxes and maintenance fees imposed on the claims.  Lessor is entitled to a royalty of one percent of net smelter returns. The lease grants the Company the right to purchase 2 ½ percent of the royalty for $5,000,000, reduced by minimum payments made. The Company is current with required payments.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Property & Equipment
Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at October 31, 2011 and 2010.

Long-lived assets
The Company accounts for long-lived assets under the FASB (Financial Accounting Standards Board) ASC (Accounting Standard Codification) 340-10 Other Assets and Deferred Costs, (SFAS 142 and 144: “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”). In accordance with ASC 340-10, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset will not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company did not have any long lived assets at October 31, 2011 and 2010.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company generated a deferred tax credit through net operating loss carry-forward.  However, a valuation allowance of 100% has been established.  Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Fair Value of Financial Instruments
The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities

-
Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of October 31, 2010 were valued according to the following inputs:

	2011	2010
Level 1:

Cash	$0	$44,180

Basic and Diluted Earnings Per Share
Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at October 31, 2011 and 2010, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended October 31, 2011 and 2010:

	2011	2010
Numerator:

Basic and diluted net loss per share:
Net Loss	$(37,337)	$(5,864)

Denominator:

Basic and diluted weighted average
number of shares outstanding	5,250,000	3,191,096

Basic and Diluted Net Loss Per Share:	$(0.01)	$(0.00)

Revenue Recognition
The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  There were no sales in the fiscal years ended October 31, 2011 and 2010.

Recent Accounting Pronouncements
On December 1, 2010 the FASB issued ASU 2010-15 on the consolidation of variable entities.  The new guidance requires revised valuations of whether entities represent variable interest entities, ongoing assessments of control over such entities and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have a n impact on its results of operations or financial position.

NOTE 3     UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenue and has incurred cumulative losses of $53,157.

Management has taken the following step to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company pursued funding through sale of stock.  Management believes that the above action will allow the Company to continue operations through the next fiscal year. However management cannot provide any assurances that the Company will be successful in its retail operation.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.  If the Company is unable to make it profitable, the Company could be forced to discontinue operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4     EXPLORATION STAGE COMPANY

The Company is considered an exploration stage company, with limited operating revenues during the periods presented.  The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as March 19, 2009. Since inception, the Company has incurred an operating loss of $53,157. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since March 19, 2009, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions. The date of Inception is assigned as the date of incorporation, used for convenience as it is near the date of entering into a mineral lease.

On September 30, 2010 the Company Secretary, R. Gordon Cormie, purchased 25,000 shares of common stock of the Company at a price of $0.02 per share for $500.

On September 30, 2010 Richard O’Hara, who was elected a director in November of 2010, purchased 25,000 shares of common stock of the Company at a price of $0.02 per share for $500.

NOTE 5     INCOME TAXES

No provision was made for federal income tax for the fiscal year and period ended October 31, 2011 and 2010, since the Company had net operating loss.

Net operating loss carry-forwards may be used to reduce taxable income through the year 2030. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The net operating loss carry-forward for federal and state income tax purposes is approximately $53,000.

 NOTE 6     CAPITAL

During the years ended October 31, 2011 and 2010, the company issued the following common shares:

September 30, 2010:  2,250,000 shares issued for cash at $0.02 (2 cents) per share, realizing $45,000.

As of October 31, 2011 and 2010 the Company had authorized 75,000,000 common shares of par value $0.001, of which 5,250,000 were issued and outstanding.

NOTE 7     COMMITMENTS AND CONTINGENCIES

The company is subject to the following financial commitments pursuant to the mineral lease entered into on May 22, 2009 for the following five years:

Fiscal year ended
October 31,
2011	$10,000
2012	10,000
2013	25,000
2014	75,000
2015	75,000	Subject to Rate of Inflation
	$195,000

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON    ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2011.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at January 30, 2012, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Position(s) and Office(s) Held
Gordon Smith	66	President, Chief Executive Officer, Chief Financial Officer, and Director
R. Gordon Cormie	66	Secretary
Richard O’Hara	51	Director

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Gordon R. Smith is presently the CEO, CFO, President and Director of Diversified Resources Inc. Mr. Smith has been a self-employed businessman since doing post-graduate studies in Business Administration and Urban Planning. He was Development Manager for a large publicly traded Western Canada based real estate development firm from 1976 to 1979 and a principal and promoter of commercial and industrial real estate syndications in the early 1980’s. He successfully completed several resource-based public offerings on the Vancouver and Alberta Stock Exchanges and has been active in domestic and international venture capital markets since the mid-1980s. In 1993 he founded Inter West Energy Corporation, a junior energy marketing and investment company, securing a supply contract with Western Gas Marketing (Trans Canada Pipeline Limited) for 500 million cubic feet of natural gas daily.  Inter West Energy was subsequently acquired by New Cache Petroleum by way of a friendly takeover. In 1996 he was General Manager and then interim CEO for an international oil and gas exploration and production company with interests in the Arabian Gulf, Egypt and South East Africa.  In 2003 he formed a group of Tax Driven Oil and Gas Syndicates to provide tax relief to investor clients until 2008.  Since that time he has provided administrative and financial consulting services in corporate reorganizations, mergers and acquisitions.

Gord Cormie is presently the Secretary of Diversified Resources Inc. After being admitted to the Alberta Bar in 1973, R. Gordon Cormie practiced in Calgary with several prestigious law firms before becoming a partner at Scott Venturo LLP in January 2005. Prior thereto, he practiced with McLeod and Co. for 3 years specializing in oil and gas contract law. Mr. Cormie’s experience in the area of securities, corporate/commercial and oil and gas (resource and energy) law has allowed him the opportunity to work on many types of transactions. These types of transactions typically necessitate knowledge of appropriate regulatory bodies in Alberta and throughout Canada. Amalgamations, acquisitions and divestitures constitute a major part of Mr. Cormie's practice. He also has a significant focus on real estate development both from the developers’ perspective but also from a banking or financing perspective. This involves each level of government whether municipal, provincial or federal and includes applications for approvals and negotiations required to further plans of his corporate clients. Although his main focus is in the Province of Alberta, Mr. Cormie has advised on transactions on behalf of clients involved in the United States, Europe and the Far East. Mr. Cormie has acted as a director and officer of a number of public companies, as well as private companies, most of which are active in the resource-energy sector, to assist in developing corporate plans.

Richard O’Hara  is currently a director of Diversified Resources Inc. Mr. O’Hara spent thirty years in the airline industry from 1972 to 2003.  His early career consisted of time spent as flight engineer on excursions to the DEW line (distant early warning) stations in Canada’s north.  From the years 1993 to 2000 he was employed by Canadain Airlines/Air Canada as a calibration technician, calibrating equipment essential to the safety of todays modern aircraft, and from 2000 until retiring in 2003 as a manager of the complex equipment control area for Air Canada.  He was involved in labour contract negotiations with the International Association of Machinists and three predecessor airlines leading up to his time with Air Canada. In the 1980’s he served elected terms as financial officer for Winnipeg Condo Corp. #168.  After retiring to Calgary Alberta he was instrumental in setting up the thirty member “Gravy Train Investment Club” in 2006, specializing in resource companies and currently holds the position of co-treasurer.  From 2007 to date he is a consultant/advisor to oil and gas corp. (Triple K Resources) and is in his second one year term as president of Alberta Condo Corp.#8311928.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the director and officer described above.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The Company’s audit committee is composed of its two directors.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

ITEM 11.    EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

●	our principal executive officer;
●	our most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2011; and
●
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended October 31, 2011 and 2010, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gordon Smith, CEO, CFO, President, Treasurer, & Director	2009 2010 2011	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

R.Gordon Cormie, Secretary	2009 2010 2011	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at October 31, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended October 31, 2011 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2011.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended October 31, 2011.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with our officers. Generally, our officers provide their services on a part-time basis without compensation. Our officers have agreed not to charge any management fees during the current period in which we are exploring our property.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of January 30, 2012, there were 5,250,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of class	Name and address of beneficial owner	Amount of shares beneficially owned (1)	Percent of class (2)

Common	Gordon Smith 37 Mayfair Road SW, Calgary, Alberta T2V 1Y8	3,000,000	57.14%

Common	R. Gordon Cormie 203 – 203 Barclay Parade SW Calgary, Alberta T2P 4R5	25,000	0.48%

Common	Richard O’Hara 10-1220 Prominence Way SW Calgary, Alberta T3H 2B4	25,000	0.48%

Common	Total all executive officers and director	3,050,000	58.1%

Common	5% Shareholders

Common	Thomas Hewitt 911 – 48 Avenue, SW Calgary, Alberta T2S 1E9	500,000	9.52%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 5,250,000 shares of common stock issued and outstanding as of January 30, 2012.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended October 31, 2011, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended October 31, 2011 and October 31, 2010 for professional services rendered by John Kinross-Kennedy, CPA, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2011	Year Ended October 31, 2010
Audit Fees and Audit Related Fees	$3,200	$3,000
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$3,200	$3,000

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by John Kinross-Kennedy, CPA. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining John Kinross-Kennedy, CPA.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement, filed on June 28, 2011)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement, filed on June 28, 2011)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED RESOURCES INC.

By	/s/ Gordon Smith
Gordon Smith
President, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	January 30, 2012