Form 10-Q
period 2012-01-31
Diversified Resources Inc.
filed 2012-03-20
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2012

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER    333-175183

DIVERSIFIED RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0687026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 Mayfair Road SW, Calgary, Alberta, Canada, T2V 1Y8
(Address of principal executive offices, including zip code)

403-862-5331
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,250,000 shares of common stock as of March 20, 2012.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Diversified Resources Inc. (the “Company”) for the three month period ended January 31, 2012 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at January 31, 2012 and October 31, 2011.

(b)	Consolidated Statement of Operations for the three months ended January 31, 2012 and 2011 and for the cumulative period from inception (March 19, 2009) through January 31, 2012.

(c)	Consolidated Statements of Cash Flows for the three months ended January 31, 2012 and 2011 and for the cumulative period from inception (March 19, 2009) through January 31, 2012.

(d)	Notes to Financial Statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet
as at January 31, 2012 (unaudited) and October 31, 2011

	January 31,	October 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$6,652	$6,843

TOTAL ASSETS	$6,652	$6,843

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES	$-	$-

STOCKHOLDERS' EQUITY

Common Stock, par value $0.001; authorized 75,000,000 shares;
issued and outstanding: 5,250,000 shares as of January 31, 2012
5,250,000 shares as of October 31, 2011	5,250	5,250
Additional paid-in capital	54,750	54,750
Deficit accumulated in the development stage	(53,348)	(53,157)

Total Stockholders' Equity	6,652	6,843

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,652	$6,843

See accompanying notes to interim financial statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Statement of Operations
(Unaudited)

			For the period
			from Inception,
			March 19, 2009
	For the three months ended		through
	January 31,		January 31,
	2012	2011	2012

REVENUES	$-	$-	$-

COSTS AND EXPENSES

Professional Fees	-	3,850	16,720
Filling Fees	-	-	12,878
Mineral Lease	-	6,700	21,700
General and Administrative	191	1,581	2,050
			-
TOTAL EXPENSES	191	12,131	53,348

NET INCOME (LOSS)	$(191)	$(12,131)	(53,348)

Net Income (Loss) per share,
basic and diluted	$(0.00)	$(0.00)

Weighted Average number of common
shares, outstanding, basic and diluted	5,250,000	5,250,000

See accompanying notes to interim financial statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period
			from Inception,
			March 19, 2009
	For the 3 months ended		through
	January 31,		January 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(191)	$(12,131)	$(53,348)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Change in operating assets and liabilities:	-	-	-
Net Cash provided by (used by)
Operating Activities	(191)	(12,131)	(53,348)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of stock for cash	-	-	60,000

Net Cash provided by Investing Activities	-	-	60,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash provided by Financing Activities	-	-	-

NET INCREASE (DECREASE) IN CASH	(191)	(12,131)	6,652

CASH AT BEGINNING OF PERIOD	6,843	44,180	-

CASH AT END OF PERIOD	$6,652	$32,049	$6,652

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to interim financial statements.

DIVERSIFIED RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

NOTE 1       ORGANIZATION

These interim financial statements as of and for the three months ended January 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended January 31, 2012 are not necessarily indicative of results for the entire year ending October 31, 2012.

Diversified Resources Inc. (“the Company”) was incorporated in the State of Nevada on March 19, 2009 to pursue mineral extraction in the United States.

Current Operations

On May 22, 2009 the Company leased two mining claims in Esmerelda County, Nevada, in the Dunfee Mine Area.  The lease includes all additional claims within one mile of these claims.  The area was the subject of a geological report on September 11, 2009.  The lease required an initial payment of $5,000, plus $275 Federal and State maintenance fees.  Minimum annual payments are required, beginning with $5,000 at the 2nd anniversary year, and escalating to $75,000 at the 5th and subsequent years. The Company is responsible for taxes and maintenance fees imposed on the claims.  The lease grants the Company the right to purchase 2 ½ percent of the royalty on the claims for $5,000,000, reduced by minimum payments made.  Lessor is entitled to a royalty of one percent of net smelter returns.

NOTE 2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Property & Equipment

Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at January 31, 2012 and 2011.

Long-lived assets

The Company accounts for long-lived assets under the FASB (Financial Accounting Standards Board) ASC (Accounting Standard Codification) 340-10 Other Assets and Deferred Costs, (SFAS 142 and 144: “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”). In accordance with ASC 340-10, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset will not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company did not have any long lived assets at January 31, 2012.

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

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company has available a net operating loss carry-forward of approximately $53,000, which begins to expire in 2013 unless utilized beforehand. The Company generated a deferred tax credit through the net operating loss carry-forward.  However, a valuation allowance of 100% has been established.
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

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of January 31, 2012 and 2011 were valued according to the following inputs:

		January 31
		2012	2011

Level 1:	Cash	$6,652	$32,049

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. A  Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at January 31, 2012 and 2011, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended January 31, 2012 and 2011:

	2012	2011
Numerator:
Basic and diluted net loss per share:
Net Loss	$(191)	$(12,131)
Denominator:
Basic and diluted weighted average
number of shares outstanding	5,250,000	5,250,000

Basic and Diluted Net Loss Per Share:	$(0.00)	$(0.00)

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  There were no sales in the fiscal year and period ended January 31, 2012 and 2011.

Recent Accounting Pronouncements

On December 1, 2010 the Financial FASB issued ASU 2010-15 on the consolidation of variable interest entities.  The new guidance requires revised calculations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  Adoption of the new guidance did not have a material effect on our financial statements.

Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

NOTE 3       UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenue and has incurred cumulative losses of $53,348 through January 31, 2012.

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

NOTE 4       EXPLORATION STAGE COMPANY

The Company is considered an exploration stage company, with limited operating revenues during the periods presented.  The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as March 19, 2009. Since inception, the Company has incurred an operating loss of $53,348. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since March 19, 2009, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions. The date of Inception is assigned as the date of incorporation, used for convenience as it is near the date of entering into a mineral lease.

NOTE 5       RELATED ENTITIES TRANSACTIONS

Gordon R. Smith is President, Chief Executive Officer, Chief Financial Officer and a director of the Company.  He is the controlling shareholder of the Company, having 57.14% of the outstanding voting shares.  He purchased Company stock for cash as follows:

May 12, 2009	3,000,000 shares	$15,000

NOTE 6       INCOME TAXES

No provision was made for federal income tax for the fiscal year and period ended July 30, 2011 and 2010, since the Company had net operating loss.

The Company has available a net operating loss carry-forward of approximately $53,000, which begins to expire in 2013 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2030. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The Company generated a deferred tax credit of approximately $11,500 through the net operating loss carry-forward.  However, a 100% valuation allowance of 11,500 has been established.

NOTE 7       CAPITAL

During the year and period ended January 31, 2010 and 2009, the company issued the following common shares:

May 12, 2009:  3,000,000 shares issued for cash at 1/2 cents per share, realizing $15,000.

September 30, 2010:  2,250,000 shares issued for cash at $0.02 (2 cents) per share, realizing $45,000.

As of January 31, 2012 the Company had authorized 75,000,000 common shares of par value $0.001, of which 5,250,000 were issued and outstanding.

NOTE 8       COMMITMENTS AND CONTINGENCIES

The company fulfilled the following financial commitments pursuant to the mineral lease entered into on May 22, 2009:

Fiscal Year Ended
October 31,

2009	$5,000	Paid
2010	$5,000	Paid
2011	$10,000	Paid

The following is the financial commitment related to the lease over the following five fiscal years:

2012	10,000
2013	25,000
2014	75,000
2015	75,000	Subject to Rate of Inflation
	$185,000

NOTE 9       LEGAL PROCEEDINGS

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 10     LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

Item 2.       Management’s Discussion and Analysis of Financial condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.  We are a development stage company and have not yet generated or realized any revenues.

Overview

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

We initiated Phase III of our exploration program in November 2011, which is follow-up detailed mapping and sampling of the additional claims and indicated drill targets. Mr. Ken Brook was retained by the company to carry out this phase of our exploration program. A total of 49 rock chip samples were taken from outcrops on the project. Gold values were up to 4.5 gm/ton and the most significant values were found in the known structures.

Based on the results of Phase III of our exploration program, Mr. Ken Brook, consulting geologist recommended we carry out the following four Phase program:

Phase IV of our proposed exploration is for detailed alteration mapping. This Phase is expected to cost approximately $12,500. The timing is still being considered by management as the company currently does not have sufficient capital to proceed with this phase of its exploration program.

Phase V of our proposed exploration is for additional outcrop sampling. This Phase is expected to cost approximately $10,000. The timing is still being considered by management as the company currently does not have sufficient capital to proceed with this phase of its exploration program.

Phase VI of our proposed exploration is for Geophysics, IP survey. This Phase is expected to cost approximately $40,000. The timing is still being considered by management as the company currently does not have sufficient capital to proceed with this phase of its exploration program.

Phase VII of our proposed exploration is the drilling of 4,000 feet of Reverse Circulation holes, and includes the cost of assays as well as the cost of the supervising geologist, bonding, permitting and other associated expenses. The timing of this phase has not been determined. The timing will be based on availability of a geologist and work crew, as well as the company’s ability to fund this phase. This phase is expected to cost approximately $340,000. We do not have sufficient cash reserves to proceed with this phase of the exploration program.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended January 31, 2012 and 2011 are summarized as follows:

	Three Months Ended	Three Months Ended
	January 31, 2012	January 31, 2011

Revenue	$-	$-
Total Expenses	$191	$12,131
Net Loss	$191	$12,131

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues unless we find a commercially viable mineral deposit on our property.

Expenses

Our expenses for the three months ended January 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended
	January 31, 2012	January 31, 2011

Professional Fees	$-	$3,850
Mineral Lease	$-	$6,700
General & Administrative	$191	$1,581

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel

Mineral Lease

Mineral Lease expenses are the expenses associated with maintaining our Mineral Lease Agreement in good standing.

We incurred operating losses in the amount of $53,348 from inception on March 19, 2009 through the period ended January 31, 2012.  These operating expenses were composed of professional fees, filling fees, mineral lease fees, exploration work and other general and administrative expenses.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities

We closed an issue of 3,000,000 shares of Class A common stock on May 12, 2009 to our president, CEO, CFO and director, Gordon Smith, at a price of $0.005 per share.  The total proceeds received from this offering were $15,000.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

We closed an issue of 25,000 shares of Class A common stock on September 30, 2010 to our secretary, R. Gordon Cormie, at a price of $0.02 per share.  The total proceeds received from this offering was $500.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

We closed an issue of 25,000 shares of Class A common stock on September 30, 2010 to our director, Richard O’Hara, at a price of $0.02 per share.  The total proceeds received from this offering was $500.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

We completed an offering of 2,200,000 shares of our Class A common stock at a price of $0.02 per share to a total of thirty (30) purchasers on September 30, 2010.  The total amount we received from this offering was $44,000. The identity of the purchasers from this offering is included in the selling shareholder table set forth above.  We completed this offering pursuant Rule 903(a) and conditions set forth in Category 3 (Rule 903(b)(3)) of Regulation S of the Securities Act of 1933.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.       Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no changes in internal controls over financial reporting during the Company’s last fiscal quarter, and no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 4(t).   Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Amendment No. 4 to Form S-1 filed on November 22, 2011.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended January 31, 2012.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending January 31, 2012.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED RESOURCES INC.

By:           /s/ Gordon Smith
Gordon Smith
President, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal
Accounting Officer
And Principal Financial Officer)

Date: March 20, 2012