Form 10-Q
period 2012-04-30
Diversified Resources Inc.
filed 2012-06-15
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2012

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,250,000 shares of common stock as of June 12, 2012.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Diversified Resources Inc. (the “Company”) for the three month period ended April 30, 2012 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at April 30, 2012 and October 31, 2011.

(b)
Consolidated Statement of Operations for the three months ended April 30, 2012 and 2011, for the six months ended April 30, 2012 and 2011 and for the cumulative period from inception (March 19, 2009) through April 30, 2012.

(c)	Consolidated Statements of Cash Flows for the three months ended April 30, 2012 and 2011 and for the cumulative period from inception (March 19, 2009) through April 30, 2012.

(d)	Notes to Financial Statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet
as at April 30, 2012 (unaudited) and October 31, 2011

	April 30,	October 31,
	2012	2011
	(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$376	$6,843

TOTAL ASSETS	$376	$6,843

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES

Current Liabilities
Officer Loans	$5,000	$-

STOCKHOLDERS' EQUITY

Common Stock, par value $0.001; authorized 75,000,000 shares;
issued and outstanding: 5,250,000 shares as of April 30, 2012
5,250,000 shares as of October 31, 2011	5,250	5,250
Additional paid-in capital	54,750	54,750
Deficit accumulated in the development stage	(64,624)	(53,157)

Total Stockholders' Equity	(4,624)	6,843

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$376	$6,843

See accompanying notes to interim financial statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Statement of Operations
(Unaudited)

					For the period
					from Inception,
					March 19, 2009
	For the three months ended		For the six months ended		through
	April 30,		April 30,		April 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES

Professional Fees	1,225	1,405	1,225	5,255	17,945
Filing Fees	10,000	-	10,185	-	22,878
Mineral Lease	-	-	-	6,700	21,700
General and Administrative	51	1,583	57	3,164	2,101

TOTAL EXPENSES	11,276	2,988	11,467	15,119	64,624

NET INCOME (LOSS)	$(11,276)	$(2,988)	$(11,467)	$(15,119)	$(64,624)

Net Income (Loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average number of common shares, outstanding, basic and diluted	5,250,000	5,250,000	5,250,000	5,250,000

See accompanying notes to interim financial statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period
			from Inception,
			March 19, 2009
	For the six months ended		through
	April 30,		April 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(11,467)	$(15,119)	$(64,624)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Change in operating assets and liabilities:	-	-	-
Net Cash provided by (used by)
Operating Activities	(11,467)	(15,119)	(64,624)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of stock for cash	-	-	60,000
Net Cash provided by Investing Activities	-	-	60,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Officer Loans	5,000	-	5,000
Net Cash provided by Financing Activities	5,000	-	5,000

NET INCREASE (DECREASE) IN CASH	(6,467)	(15,119)	376

CASH AT BEGINNING OF PERIOD	6,843	44,180	-

CASH AT END OF PERIOD	$376	$29,061	$376

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to interim financial statements.

DIVERSIFIED RESOURCES INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
April 30, 2012
(Unaudited)

NOTE 1       ORGANIZATION

These interim financial statements as of and for the six months ended April 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.  These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended April 30, 2012 are not necessarily indicative of results for the entire year ending October 31, 2012.

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

Property & Equipment

Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at April 30, 2012 and 2011.

Long-lived assets

The Company accounts for long-lived assets under the FASB (Financial Accounting Standards Board) ASC (Accounting Standard Codification) 340-10 Other Assets and Deferred Costs, (SFAS 142 and 144: “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”). In accordance with ASC 340-10, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset will not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company did not have any long lived assets at April 30, 2012.

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

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company has available a net operating loss carry-forward of approximately $64,600, which begins to expire in 2029 unless utilized beforehand. The Company generated a deferred tax credit through the net operating loss carry-forward.  However, a valuation allowance of 100% has been established.

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

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of April 30, 2012 and 2011 were valued according to the following inputs:

	----------January 31---------
	2012	2011

Level 3: Officer Loans	$5,000	$0

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. A  Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at April 30, 2012 and 2011, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended April 30, 2012 and 2011:

	2012	2011
Numerator:

Basic and diluted net loss per share:

Net Loss	$(11,467)	$(15,119)

Denominator:

Basic and diluted weighted average number of shares outstanding	5,250,000	5,250,000

Basic and Diluted Net Loss Per Share:	$(0.00)	$(0.00)

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  There were no sales in the six months ended April 30, 2012 and 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 3       UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenue and has incurred cumulative losses of $64,624 through April 30, 2012.

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

NOTE 4       EXPLORATION STAGE COMPANY

The Company is considered an exploration stage company, with limited operating revenues during the periods presented.  The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as March 19, 2009. Since inception, the Company has incurred an operating loss of $64,624. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since March 19, 2009, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions. The date of Inception is assigned as the date of incorporation, used for convenience as it is near the date of entering into a mineral lease.

NOTE 5       INCOME TAXES

No provision was made for federal income tax for the six months ended April 30, 2012 and 2011, since the Company had net operating loss.

The Company has available a net operating loss carry-forward of approximately $53,000, which begins to expire in 2013 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2030. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The Company generated a deferred tax credit of approximately $16,000 through the net operating loss carry-forward.  However, a 100% valuation allowance of 16,000 has been established.

NOTE 6       CAPITAL

The company issued the following common shares:

May 12, 2009:  3,000,000 shares issued for cash at 1/2 cent per share, realizing $15,000.

September 30, 2010:  2,250,000 shares issued for cash at $0.02 (2 cents) per share, realizing $45,000.

As of April 30, 2012 the Company had authorized 75,000,000 common shares of par value $0.001, of which 5,250,000 were issued and outstanding.

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
	$185,000

NOTE 8       RELATED PARTY TRANSACTIONS

On February 2nd, 2012 the Company President and Chief Operating Officer, Gordon R. Smith, loaned the Company $5,000.  The loan is payable on demand, carries no interest and has no maturity date.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended April 30, 2012 and 2011 are summarized as follows:

	Three Months Ended	Three Months Ended
	April 30, 2012	April 30, 2011

Revenue	$-	$-
Total Expenses	$11,276	$2,988
Net Loss	$11,276	$2,988

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues unless we find a commercially viable mineral deposit on our property.

Expenses

Our expenses for the three months ended April 30, 2012 and 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended
	April 30, 2012	April 30, 2011

Professional Fees	$1,225	$1,405
Filing Fees	$10,000	$-
Mineral Lease	$-	$-
General & Administrative	$51	$1,583

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel

Mineral Lease

Mineral Lease expenses are the expenses associated with maintaining our Mineral Lease Agreement in good standing.

We incurred operating losses in the amount of $64,624 from inception on March 19, 2009 through the period ended April 30, 2012.  These operating expenses were composed of professional fees, filling fees, mineral lease fees, exploration work and other general and administrative expenses.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended April 30, 2012.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending April 30, 2012.

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

Date:  June 12, 2012