Form 10-Q
period 2012-07-31
Diversified Resources Inc.
filed 2012-09-14
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2012

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER    333-175183

DIVERSIFIED RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0687026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10071 Park Meadows Dr.  Suite 302,  Lone Tree CO  80124
(Address of principal executive offices, including zip code)

 951-255-9100
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,250,000 shares of common stock as of September 13, 2012.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Diversified Resources Inc. (the “Company”) for the three month period ended July 31, 2012 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at July 31, 2012 and October 31, 2011.

(b)
Consolidated Statement of Operations for the three months ended July 31, 2012 and 2011, for the nine months ended July 31, 2012 and 2011 and for the cumulative period from inception (March 19, 2009) through July 31, 2012.

(c)	Consolidated Statements of Cash Flows for the three months ended July 31, 2012 and 2011 and for the cumulative period from inception (March 19, 2009) through July 31, 2012.

(d)	Notes to Financial Statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet
as at July 31, 2012 (unaudited) and October 31, 2011

	July 31,	October 31,
	2012	2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$161	$6,843

TOTAL ASSETS	$161	$6,843

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Officer Loan	$5,000	$-

STOCKHOLDERS' EQUITY
Common Stock, par value $0.001; authorized 75,000,000 shares;
issued and outstanding: 5,250,000 shares as of July 31, 2012
issued and outstanding: 5,250,000 shares as of October 31, 2011	5,250	5,250
Additional paid-in capital	54,750	54,750
Deficit accumulated in the development stage	(64,839)	(53,157)

Total Stockholders' Equity	(4,839)	6,843

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$161	$6,843

See accompanying notes to interim financial statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Statement of Operations
(Unaudited)

					For the period
					from Inception,
					March 19, 2009
	For the three months ended		For the nine months ended		through
	July 31,		July 31,		July 31,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES

Professional Fees	-	7,005	1,225	10,855	17,945
Filing Fee	-	-	10,360	-	20,080
Mineral Lease	-	5,000	-	11,700	21,700
General and Administrative	215	2,112	97	3,693	5,114

TOTAL EXPENSES	215	14,117	11,682	26,248	64,839

NET INCOME (LOSS)	$(215)	$(14,117)	$(11,682)	$(26,248)	$(64,839)

Net Income (Loss) per share,
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average number of common
shares outstanding, basic and diluted	5,250,000	5,250,000	5,250,000	5,250,000

See accompanying notes to interim financial statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period
			from Inception,
			March 19, 2009
	For the nine months ended		through
	July 31		July 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(11,682)	$(26,248)	$(64,839)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Change in operating assets and liabilities:	-	-	-
Net Cash provided by (used by)
Operating Activities	(11,682)	(26,248)	(64,839)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder loan-Gordon	5,000		5,000
Sale of stock for cash	-	-	30,000
Subscriptions received			30,000
Net Cash provided by Financing Activities	5,000	-	65,000

NET INCREASE IN CASH	(6,682)	(26,248)	161

CASH AT BEGINNING OF PERIOD	6,843	44,180	-

CASH AT END OF PERIOD	$161	$17,932	$161

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to interim financial statements.

DIVERSIFIED RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

NOTE 1       ORGANIZATION

These interim financial statements as of and for the nine months ended July 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2011 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended July 31, 2012 are not necessarily indicative of results for the entire year ending October 31, 2012.

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

Property & Equipment

Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at July 31, 2012 and 2011.

Long-lived assets

The Company accounts for long-lived assets under the FASB (Financial Accounting Standards Board) ASC (Accounting Standard Codification) 340-10 Other Assets and Deferred Costs, (SFAS 142 and 144: “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”). In accordance with ASC 340-10, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset will not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company did not have any long lived assets at July 31, 2012.

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

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has available a net operating loss carry-forward of approximately $64,839, which begins to expire in 2029 unless utilized beforehand. The Company generated a deferred tax credit through the net operating loss carry-forward. However, a valuation allowance of 100% has been established.

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

The carrying amounts of the Company’s financial instruments as of July 31, 2012 and 2011 were valued according to the following inputs:

	----------January 31---------
	2012	2011

Level 3: Officer Loans	$5,000	$0

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. A Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at July 31, 2012 and 2011, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended July 31, 2012 and 2011:

	2012	2011
Numerator:
Basic and diluted net loss per share:
Net Loss	$(11,682)	$(26,248)

Denominator:
Basic and diluted weighted average number of shares outstanding	5,250,000	5,250,000
Basic and Diluted Net Loss Per Share:	$(0.00)	$(0.00)

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. There were no sales in the nine months ended July 30, 2012 and 2011.

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

NOTE 3       UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenue and has incurred cumulative losses of $64,839 through April 30, 2012.

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

NOTE 4       EXPLORATION STAGE COMPANY

The Company is considered an exploration stage company, with limited operating revenues during the periods presented. The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as March 19, 2009. Since inception, the Company has incurred an operating loss of $64,839. The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since March 19, 2009, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions. The date of Inception is assigned as the date of incorporation, used for convenience as it is near the date of entering into a mineral lease.

NOTE 5       INCOME TAXES

No provision was made for federal income tax for the nine months ended July 31, 2012 and 2011, since the Company had net operating loss.

The Company has available a net operating loss carry-forward of approximately $64,839, which begins to expire in 2029 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The Company generated a deferred tax credit of approximately $25,935 through the net operating loss carry-forward. However, a 100% valuation allowance of 25,935 has been established.

NOTE 6       CAPITAL

The company issued the following common shares:

May 12, 2009: 3,000,000 shares issued for cash at 1/2 cent per share, realizing $15,000.

September 30, 2010: 2,250,000 shares issued for cash at $0.02 (2 cents) per share, realizing $45,000.

As of July 31, 2012 the Company had authorized 75,000,000 common shares of par value $0.001, of which 5,250,000 were issued and outstanding.

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

Plan of Operation

Our business plan is to proceed with the exploration of the Dunfee Property to determine whether there are commercially exploitable reserves of gold, silver or other metals. As of the date of this Report, the Company has not paid the minimum agreed royalty advance of $10,000 which was due on June 15, 2012.  Due to our lack of capital, we are unable to make this payment.  It is our intention to renegotiate the terms of the mineral lease agreements with Timberwolf Minerals, LTD.  However, there is no guarantee that we will be successful at renegotiation and may be required to relinquish our rights in the mineral leases currently leased by us.
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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended July 31, 2012 and 2011 are summarized as follows:

	Three Months Ended	Three Months Ended
	July 31, 2012	July 31, 2011

Revenue	$-	$-
Total Expenses	$215	$14,117
Net Loss	$215	$14,117

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues unless we find a commercially viable mineral deposit on our property.

Expenses

Our expenses for the three months ended July 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended
	July 31, 2012	July 31, 2011

Professional Fees	$-	$7,005
Filing Fees	$-	$-
Mineral Lease	$-	$5,000
General & Administrative	$215	$2,112

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel

Mineral Lease

Mineral Lease expenses are the expenses associated with maintaining our Mineral Lease Agreement in good standing.

We incurred operating losses in the amount of $64,839 from inception on March 19, 2009 through the period ended July 31, 2012.  These operating expenses were composed of professional fees, filling fees, mineral lease fees, exploration work and other general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended July 31, 2012.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending July 31, 2012.

Item 5.       Other Information

As reported in the 8-K filed with the SEC on July 27, 2012, Gordon Smith resigned as the President, Treasurer, Chief Executive Officer, Chief Financial Officer and director of the Company on July 24, 2012.  On the same date, Gordon Cormie resigned as the Company's Secretary and Richard O'Hara resigned as the Company's director.  The above-mentioned resignations were not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices.  The positions of President, Chief Executive Officer, Chief Financial Officer, Secretary and Director were filled by Philip F. Grey.

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

By:           /s/ Philip F. Grey
Philip F. Grey
President, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal
Accounting Officer
And Principal Financial Officer)

Date:  September 13, 2012