Form 10-K
period 2012-10-31
Diversified Resources Inc.
filed 2013-02-13
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended October 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-175183

DIVERSIFIED RESOURCES, INC.
(exact name of registrant as specified in its charter)

NEVADA	98-0687026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2114 Ridge Plaza Drive, Castle Rock, CO 80108
(Address of principal executive offices) (zip code)

(951) 255-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Titles of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value of $0.001 per share
(Title of Class)

_________________________________
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   5,250,000 shares of common stock as of February 7, 2013.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

As of April 30, 2012 (the last day of our most recently completed second fiscal quarter),  the aggregate market value of the voting and non-voting common equity held by non-affiliates was $34,000 based on a price of $0.02 per share, being the issue price per share of the last private placement of our company in September 30, 2010.  The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of our company had not traded yet.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

ii

iii

Part I.

FORWARD LOOKING STATEMENTS

The following discussion, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects.  This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act") regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report.  Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this report reflect the good faith judgment of our management and the statements are based on facts and factors as we currently know them.  Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report.  Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this report.  We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Diversified Resources" mean Diversified Resources, Inc., unless the context clearly requires otherwise.

ITEM 1.       BUSINESS

In General

We were incorporated on March 19, 2009 under the laws of the State of Nevada.   We are in the business of mineral exploration.

Mineral Lease Agreement between Diversified Resources Inc. and Timberwolf Minerals, LTD

We entered into a lease agreement with Timberwolf Minerals, LTD. effective June 15, 2009, granting Diversified Resources Inc. the exclusive possession of the Property for mining purposes during the term of this agreement. The property consists of two (2) unpatented lode mineral claims located in Section 14 & 23, Township 7 South, Range 41 1/2 East, Mt. Diablo Baseline & Meridian, Esmeralda County, Nevada, USA, owned by Timberwolf Minerals

Ltd.  The property is hereon referred to as the Dunfee Property.  We selected this property based upon a recommendation from Robert Thomas, Professional Geologist, and in Mr. Thomas’s technical report, dated May 2009; he recommended that we further explore this property.  In January 2011 we staked an additional twenty (20) unpatented lode mining claims under the mineral lease agreement to expand the Dunfee Property.

According to the lease, as amended on May 1, 2011, Diversified has agreed to pay Timberwolf Minerals, LTD minimum royalty payments which shall be paid in advance.  Diversified paid the sum of $5,275 upon execution of this lease.  Diversified also paid $5,000 on the first and second anniversary of the lease, and has agreed to pay $10,000 on third anniversary of the lease, $25,000 on or before the fourth anniversary of the lease and each annual payment after that shall be $75,000 plus an annual increase or decrease equivalent to the rate of inflation designated by the Consumer’s Price Index for that year with execution year as base year.  Diversified will pay Timberwolf Minerals, LTD a royalty of 3.5% of the Net Returns from all ores, minerals, concentrates, or other products mined and removed from the property and sold or processed by Diversified, quarterly.  The term of this lease is for twenty (20) years, renewable for an additional twenty (20) years so long as conditions of the lease are met.

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

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.  Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue seeking new business opportunities.

Description and Location of the Dunfee Property

The property consists of twenty two (22) unpatented lode mineral claims located in Section 14 & 23, Township 7 South, Range 41 1/2 East, Mt. Diablo Baseline & Meridian, Esmeralda County, Nevada, USA, owned by Timberwolf Minerals Ltd.

The Dunfee Property is located in south-central Esmeralda County, Nevada, 30 miles southwest of Goldfield, Nevada, and approximately 3 miles southeast of Gold Point, Nevada.  The property lies on the southwest flank of Mount Dunfee, at an elevation of approximately 6,000 feet in coutry studded with sagebrush and an occasional Joshua Tree.  Due the low elevation, winter snows rarely exceed 2-4”, and the property is accessible year-round. Access is by paved road south from Goldfield on St. Highway 95 for 15 miles, then west on St. Highway 266 for approximately 7 miles.  Turn left on paved road and proceed another 7 miles to Gold Point.  At the far end of town, turn left and follow dirt roads approximately 3 miles SE to property.

The climate is western desert; hot, dry summers and cold, dry winters.  It rarely gets below 20 degrees Fahrenheit. Local drainages in the mountain ranges around the property run year-round.  The valleys would have water in local wells that would need to be drilled.  As for power, rural electric lines are a few miles away, and generators could be used on site.  Gold Point is approximately 3 miles from the property is the closest source of fuel and the closest workforce.

Dunfee Property Claim List

Claim name	NMC#
SH 2	1038773
SH 3	1038774
SH 4	1038775
SH 5	1038776
SH 6	1038777
SH 7	1038778
SH 8	1038779
SH 9	1038780
SH 10	1038781
SH 11	1038782
SH 12	980936
SH 13	1038783
SH 14	1038784
SH 15	1038785
SH 16	1038786
SH 17	1038787
SH 18	1038788
SH 19	980937
SH 20	1038789
SH 21	1038790
SH 22	1038791
SH 23	1038792

Map

Maps related to our mineral leases were filed as exhibits to the Company’s Form S-1 (File No. 3333-175183), filed with the Commission on June 28, 2011 and incorporated herein by reference.

History

The Gold Point District, originally called the Hornsilver District, was discovered in the mid-1860’s.  Early production was near surface, high-grade cerargyrite (hornsilver), which quickly played out.  Ore was treated at local mills in the Gold Point area.  Some gold, generally free native gold, was also treated.  The deeper mines in Gold Point are encountered high grade gold at depth.  Total historical production from the Gold Point region amounted to approximately $1 million.  A series of shafts on the Dunfee vein indicate a small tonnage of gold ore was produced, but no specific numbers for the Dunfee vein are available.

The Dunfee Property is without known reserves and the proposed program is strictly exploratory in nature.

Geological Exploration Program in General

We have obtained an independent Geologic Report on the Dunfee Property and have acquired a lease on the property.  Robert Thomas prepared the Geologic Report and reviewed all available exploration data completed on the mineral claims.

Mr. Robert D. Thomas is a graduate of the Wesleyan University, where he obtained a M.A. Degree in Geology in 1974.  He has been engaged in his profession as a Professional Geologist since 1974.

Geologic Report for the Dunfee Property,  Dated May 2009

A primary purpose of the geologic report was to review information from previous exploration of the property and to recommend exploration procedures to establish the feasibility of a mining project on the property.  The report summarizes results of the history of the exploration of the property, the regional and local geology and the structure and mineralization of the property.  The report also includes a recommended exploration program.

Conclusions of the Geologic Report for the Dunfee Property

Based on the property and research of the property Mr. Thomas came to the following conclusion:

The best potential on the Dunfee vein system lies at depth below the level that has been previously tested by shallow drilling.  The presence of a series of parallel veins in the Dunfee area suggest the further possibility of a series of parallel zones of gold mineralization, and the upside potential for a broad zone where the rock between the veins also contains sufficient gold mineralization that the entire underlying intrusive might represent a Tintina Gold Belt-type gold system.  The Dunfee Mine area is one of the few locations throughout western Esmeralda County where this bulk mineable potential does not appear to have been eroded.

Mr. Thomas recommended a four phase exploration program.  Phase one and two consists of geologic mapping and sampling, completed in increasing detail as drill target areas are defined.  Phase three consists of a possible (IP) geophysical survey to further define drill targets.  Phase four consists of drilling 5,000 feet of Reverse Circulation drill holes, as well as assays and will require bonding, permitting and other associated expenses.  The implementation of each phase is dependent on the previous phase.

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

Research and Development Expenditures

We have not incurred any material research or development expenditures since our incorporation.

Subsidiaries

We do not currently have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Office Property

We maintain our executive office at 2114 Ridge Plaza Drive,  Castle Rock,  CO  80108.  This office space is being provided to the company free of charge by our president, Mr. Grey.  This arrangement provides us with the office space necessary at this point.  Upon significant growth of the company it may become necessary to lease or acquire additional or alternative space to accommodate our development activities and growth.

ITEM 1A.    RISK FACTORS

As a "smaller reporting company" as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.       PROPERTIES

Our current business address is 2114 Ridge Plaza Drive,  Castle Rock,  CO  80108.  Our telephone number is (951) 255-9100.

ITEM 3.       LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

Part II.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since November 2, 2012, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB tier of OTC Markets, under the stock symbol “DDRI.” The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW
Three Months Ended October 31, 2012	$0.00	$0.00
Three Months Ended July 31, 2012	0.00	0.00
Three Months Ended April 30, 2012	0.00	0.00
Three Months Ended January 31, 2012	0.00	0.00
Three Months Ended October 31, 2011	0.00	0.00
Three Months Ended July 31, 2011	0.00	0.00
Three Months Ended April 30, 2011	0.00	0.00

Holders

As of October 31, 2012, and as of the date of this report, the Company had 5,250,000 shares of common stock issued and outstanding held by 32  holders of record.

Transfer Agent

Our transfer agent is Island Stock Transfer, located at 15500 Roosevelt Boulevard,  Suite 301, Clearwater, FL, 33760, telephone: 727-289-0010

Dividends

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Sales Of Unregistered Securities

None.

Securities Authorized For Issuance Under Equity Compensation Plans

We have not established any compensation plans under which equity securities are authorized for issuance.

Purchases Of Equity Securities By The Registrant And Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended October 31, 2012.

ITEM 6.       SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks.

This report contains forward-looking statements.  Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations.  In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this report include statements about:

●	our plan of operations;
●	our future exploration programs and results;
●	our expectations regarding the impact of various accounting policies;
●	our future capital expenditures; and
●	our future investments in and acquisitions of mineral resource properties.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	risks and uncertainties relating to the interpretation of sampling results, the geology, grade and continuity of mineral deposits;
●	risks and uncertainties that results of initial sampling and mapping will not be consistent with our expectations;
●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;
●	the potential for delays in exploration activities; risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses;
●	risks related to commodity price fluctuations;
●	the uncertainty of profitability based upon our limited history;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration project;
●	risks related to environmental regulation and liability;
●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post- closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
●	risks related to tax assessments; and
●	political and regulatory risks associated with mining development and exploration.

Any of these risks could cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements contained in this quarterly report.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Plan Of Operation

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We currently hold a lease on twenty two (22) unpatented lode mineral claims that we refer to as the Dunfee Property.  Further exploration of these mineral claims is required before a final determination as to their viability can be made.  Although exploratory work on the claims conducted prior to our obtaining a lease on the property has indicated some potential showings of mineralization, we are uncertain as to the potential existence of a commercially viable mineral deposit existing in these claims.

Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of gold, silver, copper or any other valuable minerals.  We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.  As of the date of this Report, the Company has not paid the minimum agreed royalty advance of $10,000 which was due on June 15, 2012.  Due to our lack of capital, we are unable to make this payment.  Additionally, we will be required to make a payment of $25,000 on or before June 15, 2013.  We currently do not have sufficient funds to make this lease payment.  It is our intention to renegotiate the terms of the mineral lease agreements with Timberwolf Minerals, LTD.  However, there is no guarantee that we will be successful at renegotiation and may be required to relinquish our rights in the mineral leases currently leased by us.

Results of Operations

We have generated no revenues since inception and have incurred $291,149 in operating expenses from inception through October 31, 2012.  These expenses were comprised of $21,545 in Professional Fees, $26,840 in Filing Fees, $177,039 in Mineral Lease Maintenance and $65,725 in general and administrative costs.  We incurred net loss of $81,226 and $84,651 for the years ended October 31, 2012 and 2011, respectively.  Our net loss since inception (March 19, 2009) through October 31, 2012 was $291,149.  The following table provides selected financial data about our company for the years ended October 31, 2012 and 2011.

Balance Sheet Data	October 31, 2012	October 31, 2011
Cash and Cash Equivalents	$4,631	$6,843
Total Assets	4,631	6,843
Total Liabilities	215,780	156,766
Shareholders’ Equity (Deficit)	(211,149)	(149,923)

Going Concern

Diversified Resources, Inc. is an exploration stage company and currently has no operations.  Our independent auditor has issued an audit opinion for Diversified Resources which includes a statement raising substantial doubt as to our ability to continue as a going concern.

Liquidity And Capital Resources

Our cash balance at October 31, 2012 was $4,631 with $215,780 in outstanding (accrued) liabilities.  Total expenditures over the next 12 months are expected to be approximately $90,000.  Our current cash balance will not be sufficient to fund our operations for the next twelve months.  Accordingly, we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Diversified Resources, Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Diversified Resources, Inc. (the "Company") as of October 31, 2012, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended October 31, 2012 and for the period from March 19, 2009 (Inception) through October 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of October 31, 2011, and for the period from March 19, 2009 (Inception) through October 31, 2011, before the restatement described in Note 7, were audited by other auditors, whose report, dated January 22, 2012, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2012 and the results of its operations and its cash flows for the year ended October 31, 2012 and for the period from March 19, 2009 (Inception) through October 31 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in note 2 that were applied to restate the 2011 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and accumulated deficit of $291,149 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
 Newport Beach, CA

February 10, 2013

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Balance Sheets
For the Year Ended October 31, 2012 and 2011

	2012	2011
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$4,631	$6,843

TOTAL ASSETS	$4,631	$6,843

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued liabilities - mineral lease payable	$215,780	$156,766
TOTAL LIABILITIES	215,780	$156,766

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $0.001; authorized 50,000,000 shares;
issued and outstanding: none as of October 31, 2012 and 2011	-	-
Common Stock, par value $0.001; authorized 450,000,000 shares;
issued and outstanding: 5,250,000 shares as of October 31, 2012
and October 31, 2011	5,250	5,250
Additional paid-in capital	74,750	54,750
Deficit accumulated in the development stage	(291,149)	(209,923)

Total Stockholders' Deficit	(211,149)	(149,923)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,631	$6,843

The accompanying notes are an integral part of the financial statements.

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Statements of Operations

			For the period
			from Inception,
			March 19, 2009
	For the years ended		through
	October 31,		October 31,
	2012	2011	2012
		(Restated)

REVENUES	$-	$-	$-

COSTS AND EXPENSES
Professional Fees	4,825	12,105	21,545
Filing Fees	13,962	12,878	26,840
Mineral Lease Maintenance	59,014	59,014	177,039
General and Administrative	3,425	654	65,725

TOTAL EXPENSES	81,226	84,651	291,149

NET LOSS	$(81,226)	$(84,651)	(291,149)

Net Loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted Average number of common shares outstanding, basic and diluted	5,252,000	5,252,000

The accompanying notes are an integral part of the financial statements.

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficit
(Restated)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, March 19, 2009	-	$-	$-	$-	$-

Stock issued for cash @ $0.005 per share
May 12, 2009	3,000,000	$3,000	$12,000		$15,000
Net loss, period ended October 31,2009				(63,695)	(63,695)

Balances at October 31, 2009	3,000,000	$3,000	$12,000	$(63,695)	$(48,695)

Stock issued for cash @ $0.02 per share
September 30, 2010	2,250,000	$2,250	$42,750		$45,000
Net loss, year ended October 31, 2010				(59,877)	(59,877)

Balances at October 31, 2010	5,250,000	$5,250	$54,750	$(123,572)	$(63,572)

Adjustment to equity				(1,700)	(1,700)
Net loss, year ended October 31, 2011				(84,651)	(84,651)

Balances at October 31, 2011	5,250,000	$5,250	$54,750	$(209,923)	$(149,923)

Forgiveness of related party note			20,000		20,000
Net loss, year ended October 31, 2012				(81,226)	(81,226)

Balances at October 31, 2012	5,250,000	$5,250	$74,750	$(291,149)	$(211,149)

The accompanying notes are an integral part of the financial statements.

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the period
			from Inception,
			March 19, 2009
	For the years ended		through
	October 31,		October 31,
	2012	2011	2012
		(Restated)
OPERATING ACTIVITIES:
Net Loss	$(81,226)	$(84,651)	$(291,149)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Adjustement to equity		(1,700)
Change in operating assets and liabilities:	-	-	-
Accrued liabilities - mineral lease payable	59,014	49,014	215,780
Net Cash used in Operating Activities	(22,212)	(37,337)	(75,369)

FINANCING ACTIVITIES:
Proceeds from related party notes	20,000	-	20,000
Common shares issued for cash	-	-	60,000
Net Cash provided by Financing Activities	20,000	-	80,000

NET INCREASE (DECREASE) IN CASH	(2,212)	(37,337)	4,631

CASH AT BEGINNING OF YEAR	6,843	44,180	-

CASH AT END OF YEAR	$4,631	$6,843	$4,631

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of related party notes	20,000	-

The accompanying notes are an integral part of the financial statements.

DIVERSIFIED RESOURCES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND GOING CONCERN

Diversified Resources Inc. (“the Company”) was incorporated in the State of Nevada on March 19, 2009 to pursue mineral extraction in the United States.

On June 15, 2009 the Company leased two mining claims in Esmerelda County, Nevada, in the Dunfee Mine Area.  The lease includes all additional claims within one mile of these claims.  The area was the subject of a geological report on September 11, 2009.  The term of the lease is for 20 years and renewable for additional 20 years assuming all conditions of the lease are met. The lease terms are further described in Note 6.

The Company is considered a development stage company, with limited operating revenues during the periods presented.  The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as March 19, 2009. Since inception, the Company has incurred an operating loss of $291,149. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since March 19, 2009, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions. The date of Inception is assigned as the date of incorporation, used for convenience as it is near the date of entering into a mineral lease.

The Company sustained operating losses during the years ended October 31, 2012 and 2011. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management is endeavoring to begin principal revenue generating operations however, may not be able to do so within the next fiscal year.  Management is also seeking to raise additional working capital through various financing sources, including the sale of the Company’s equity securities, which may not be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue our development stage business as desired and operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of October 31, 2012 and 2011, the Company had no cash equivalents.

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

Operating Lease

On June 15, 2009 the Company leased two mining claims in Esmerelda County, Nevada, in the Dunfee Mine Area. We account for leases in accordance with ASC Topic 840, Leases. A lease should be classified as a capital lease by a lessee if the lease meets at least one of the following criteria: (1) By the end of the lease term, ownership of the leased property is transferred to the lessee. (2) The lease contains a bargain purchase option. (3) The lease term is at least 75% of the estimated remaining economic life of the leased property. This criterion is not applicable when the beginning of the lease term falls within the last 25% of the total estimated economic life of the leased property. (4) At the inception of the lease, the present value of the minimum lease payments is at least 90% of the fair value of the leased property. Since the mineral lease did not meet any of these criteria, the mineral lease is classified as an operating lease.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes.  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized. Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Contingent Liabilities

The Company records contingent liabilities when the amounts were incurred and determinable otherwise the Company will disclose the matter(s) and provide a range or best estimate of the contingency in the notes to the financial statements. There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors. As of October 31, 2012 and 2011, there were not contingent liabilities that required disclosure or accrual in the Company’s financial statements.

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

As of October 31, 2012 and 2011, the Company did not have any financial instruments other than described in Note 3 Stockholders’ Deficit

Losses Per Share

The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

Development Stage Company

All of our operating results and cash flows reported in the accompanying financial statements from March 19, 2009 (inception) through October 31, 2012 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

Recent Accounting Pronouncements

Not Adopted

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 - INCOME TAXES

No provision was made for federal income tax for the year ended October 31, 2012 and 2011, since the Company had net operating losses.

The Company has available a net operating loss carry-forward of approximately $75,000, which begins to expire in 2029 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward.  However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2012.

	As of October 31,
	2012	2011
Deferred tax assets:

Net operating loss carryforwards	$26,250	$18,550

Less: valuation allowance	(26,250)	(18,550)

Net deferred tax assets	$-	$-

NOTE 4 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 450,000,000 common shares of par value at $0.001 and 50,000,000 preferred shares of par value at $0.001. As of October 31, 2012, 5,250,000 shares of common stock and no preferred shares were issued and outstanding.

On May 12, 2009, 3,000,000 shares were issued for cash at $0.0005 per share for a total of $15,000.

On September 30, 2010, 2,250,000 shares were issued for cash at $0.02 per share for a total of $45,000.

On July 25, 2012 Philip F. Grey acquired control of 3,000,000 shares of the Company’s common stock, representing 57% of the Company’s issued and outstanding common stock, from Mr. Gordon Smith.  A purchase price of $80,000 was paid to Mr. Smith for the shares.

On July 24, 2012 Mr. Smith resigned as President, Treasurer, Chief Executive Officer, Chief Financial Officer, and director of the Company.  On the same date, Gordon Cormie resigned as the Company’s Secretary and Richard O’Hara resigned as a Company director. The positions of President, Chief Executive Officer, Chief Financial Officer, Secretary and Director were filled by Philip F. Grey.

On October 23, 2012 the Company filed amended Articles of Incorporation with the Secretary of State of Nevada.  The articles were amended to reduce the types of authorized shares to common and preferred and to set the number of authorized common shares and preferred shares at 450,000,000 and 50,000,000 respectively.  The Articles were further amended to (1) eliminate any restrictions on the transfer of shares, (2) allow the number of Directors to be fixed by the Board of Directors, and (3) eliminate any restrictions on the number of shareholders.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended October 31, 2012, Mr. Smith, the former President loaned $5,000 to the Company.  The loan was payable on demand, carried no interest and had no maturity date.  Mr. Smith forgave the entire amount of the loan as of October 31, 2012.

During the year ended October 31, 2012, Philip F. Grey, the President loaned $15,000 to the Company.  The loan was payable on demand, carried no interest and had no maturity date.  Philip F. Grey forgave the entire amount of the loan as of October 31, 2012.

NOTE 6 -COMMITMENTS AND CONTINGENCIES

On June 15, 2009 the Company leased two mining claims in Esmerelda County, Nevada, in the Dunfee Mine Area.  The lease includes all additional claims within one mile of these claims.  The area was the subject of a geological report on September 11, 2009.  The term of the lease is for 20 years and renewable for additional 20 years assuming all conditions of the lease are met. The lease required an initial payment of $5,000, plus $275 Federal and State maintenance fees.  Minimum annual payments are required, beginning with $5,000 down payment at the execution of the lease agreement, $5,000 on or before the first anniversary year, $10,000 on or before the second and third anniversaries years, $25,000 on or before the fourth anniversary year, and $75,000 at the fifth anniversary and subsequent years which are subject to increase or decrease equivalent to the rate of inflation designated by the Consumer Price Index for that year. The Company is responsible for taxes and maintenance fees imposed on the claims.  The lease grants the Company the right to purchase 2 ½ percent of the royalty on the claims for $5,000,000, reduced by minimum payments made.  Lessor is entitled to a royalty of one percent of net smelter returns.

Since the Company failed to make the lease payment in 2012, the Lessor has the right to terminate the lease agreement at any time.

The following is the financial commitment related to the lease over the following five fiscal years subject to the lease payment terms above:

2013	$25,000
2014	75,000
2015	75,000
2016	75,000
2017 and after	900,000
$1,150,000

NOTE 7 - RESTATEMENT

A prior period adjustment was made to the October 31, 2011 financial statements for an accounting error.  Annual lease expense, under generally accepted accounting principles, is recorded as the average annual amortization of total lease payments over the life of the lease.  The Company recorded lease payments for its mineral lease at the amount paid in error.  The effect of correcting prior lease expense was recorded as a prior period adjustment to stockholder’s deficit, to lease expense and to accumulated expense amounts. The unamortized balance of future lease expenses was recorded as a liability.

	As Originally		Effect on	Effect on
Item	Reported	As Restated	Earnings	Net Equity

Balance Sheet
Accrued Liablities,
Mineral lease payable	0	156,766	0	(156,766)

Statement of Operations
Mineral Lease Maintenance	11,700	59,014	(49,014)	Included

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls And Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.  As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate  the effectiveness of our internal control over financial reporting.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2012.  This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended October 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended October 31, 2012 that were not filed.

Part III.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of October 31, 2012, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held With the Company	AGE	Date First Elected or Appointed
Philip F. Grey	President, Chief Executive Officer, Chief Financial Officer, and Director	58	July 24, 2012

Business Experience

Mr. Grey has been in the financial industry for more than 25 years specializing in private and public equity, futures and commodities, as well as the foreign exchange markets.  He has been involved in the field of private investment banking facilitating mergers and acquisitions for both private and public companies focusing on the Technology and Energy sectors.  For the past 2 years, he has been employed as a consultant by Share Agent, LLC.    From March 2008 to 2010, Mr. Grey was employed at Velocity Capital Advisors, a company he founded to act as an Introducing Brokerage firm for Futures, Commodities and Forex business.  Prior to 2008, Mr. Grey served as Vice President of Institutional Sales for Acuvest, Inc., a Futures and Commodities firm located in Southern California.

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

Audit Committee

The Company's audit committee is composed of its sole director and officer,  Philip F. Grey.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.  We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

ITEM 11.      EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended October 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended October 31, for the fiscal year ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total ($)

Philip F.	2012	0	0	0	0	0	0	0	0
Grey (1)	2011	0	0	0	0	0	0	0	0

Gordon	2012	0	0	0	0	0	0	0	0
Smith (2)	2011	0	0	0	0	0	0	0	0

R. Gordon	2012	0	0	0	0	0	0	0	0
Cormie (3)	2011	0	0	0	0	0	0	0	0
______________
(1)	Mr. Grey was elected our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on July 24, 2012

(2)	Gordon Smith was the Company's President, Chief Executive Officer, Chief Financial Officer and Treasurer until July 24, 2012.

(3)	R. Gordon Cormie was the Company's Secretary until July 24, 2012.

None of our directors have received monetary compensation since our inception until October 31, 2012.  We currently do not pay any compensation to our directors serving on our board of directors.

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

Outstanding Equity Awards at Fiscal Year-End

As at October 31 2012, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors.  We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Mr. Grey.  Generally, Mr. Grey provides his services on a part-time basis without compensation.
opportunities.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of October 31, 2012, there were 5,250,000 shares of our common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class
Common Stock	Philip F. Grey President, CEO, CFO, Secretary, Treasurer and Director	3,000,000	57%
All Executive Officers and Directors as a Group		3,000,000	57%
Common Stock	Thomas Hewitt 911-48 Avenue, SW Calgary, Alberta T2S 1E9	500,000	9.52%
≥ 5% Shareholders		500,000	9.52%

(1)	Unless otherwise noted, the address of each person or entity listed is, c/o Diversified Resources, Inc., 2114 Ridge Plaza Drive, Castle Rock, CO 80108.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended October 31, 2012, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company's total assets for the last three completed financial years:

i.	Any of our directors or officers;

ii.	Any person proposed as a nominee for election as a director;

iii.	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

iv.	Any of our promoters; and

v.	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the year ended October 31, 2012 and 2011, the total fees charged to the company for audit services, including quarterly reviews were $4,250 and $3,200 for audit-related services were $0 and $875 and for tax services and other services were $3795 and $1081, respectively.

Part IV.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the Registrant’s Form S-1 (File No. 3333-175183), filed with the Commission on June 28, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED RESOURCES, INC.

Date: February 10, 2012	/s/ Philip F. Grey
By Philip F. Grey
President, Secretary, Treasurer, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer,
Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 11, 2012	DIVERSIFIED RESOURCES, INC.

/s/ Philip F. Grey
By Philip F. Grey
President, Secretary, Treasurer, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer,
Principal Accounting Officer and Principal Financial Officer)