Form 10-Q
period 2013-01-31
Diversified Resources Inc.
filed 2013-03-22
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,250,000 shares of common stock as of March 22, 2013.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Diversified Resources Inc. (the “Company”) for the three month period ended January 31, 2013 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at January 31, 2013 and October 31, 2012.

(b)
Consolidated Statement of Operations for the three months ended January 31, 2013 and 2012, for the three months ended January 31, 2013 and 2012 and for the cumulative period from inception (March 19, 2009) through January 31, 2013.

(c)	Consolidated Statements of Cash Flows for the three months ended January 31, 2013 and 2012 and for the cumulative period from inception (March 19, 2009) through January 31, 2013.

(d)	Notes to Financial Statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet
as at January 31, 2013 (unaudited) and October 31, 2012

	January 31,	October 31,
	2013	2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$542	$4,631

TOTAL ASSETS	$542	$4,631

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accrued liabilities - mineral lease payable	230,533	215,780

TOTAL LIABILITIES	$230,533	$215,780

STOCKHOLDERS' EQUITY

Common Stock, par value $0.001; authorized 75,000,000 shares;
issued and outstanding: 5,250,000 shares as of January 31, 2013
5,250,000 shares as of October 1, 2012	5,250	5,250
Additional paid-in capital	74,750	74,750
Deficit accumulated in the development stage	(309,991)	(291,149)

Total Stockholders' Equity	(229,991)	(211,149)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$542	$4,631

See accompanying notes to interim financial statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Statement of Operations
(Unaudited)

			For the period
			from Inception,
			March 19, 2009
	For the three months ended		through
	January 31,		January 31,
	2013	2012	2013

REVENUES	$-	$-	$-

COSTS AND EXPENSES
Professional Fees	2,600	-	24,145
Filling Fees	650	-	27,490
Mineral Lease	14,753	-	191,792
General and Administrative	839	191	66,564

TOTAL EXPENSES	18,842	191	309,991

NET (LOSS)	$(18,842)	$(191)	$(309,991)

Net Income (Loss) per share,
basic and diluted	$(0.00)	$(0.00)

Weighted Average number of common
shares, outstanding, basic and diluted	5,250,000	5,250,000

See accompanying notes to interim financial statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period
			from Inception,
			March 19, 2009
	For the three months ended		through
	January 31,		January 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(18,842)	$(191)	$(309,991)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Change in operating assets and liabilities:
Accrued liabilities - mineral lease payable	14,753	-	230,533

Net Cash provided by (used by) operating activities	(4,089)	(191)	(79,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of stock for cash	-	-	60,000

Net Cash provided by Investing Activities	-	-	60,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes	-	-	20,000

Net Cash provided by Financing Activities	-	-	20,000

NET INCREASE (DECREASE) IN CASH	(4,089)	(191)	542

CASH AT BEGINNING OF PERIOD	4,631	6,843	-

CASH AT END OF PERIOD	$542	$6,652	$542

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to interim financial statements.

DIVERSIFIED RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

NOTE 1 – ORGANIZATION

These interim financial statements as of and for the three months ended January 31, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2012 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended January 31, 2013 are not necessarily indicative of results for the entire year ending October 31, 2013.

Diversified Resources Inc. (“the Company”) was incorporated in the State of Nevada on March 19, 2009 to pursue mineral extraction in the United States.

Current Operations

On May 22, 2009, the Company leased two mining claims in Esmerelda County, Nevada, in the Dunfee Mine Area.  The lease includes all additional claims within one mile of these claims.  The area was the subject of a geological report on September 11, 2009.  The lease required an initial payment of $5,000, plus $275 Federal and State maintenance fees.  Minimum annual payments are required, beginning with $5,000 at the 2nd  anniversary year, and escalating after the 3rd year. The Company is responsible for taxes and maintenance fees imposed on the claims.  The Company defaulted on the third anniversary year payment due in 2012.  The Company is negotiating with the lessor to change the terms of the lease.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Property & Equipment

Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at January 31, 2013 and October 31, 2012.

Long-Lived Assets

The Company accounts for long-lived assets under the FASB (Financial Accounting Standards Board) ASC (Accounting Standards Codification) 340-10 Other Assets and Deferred Costs, (SFAS 142 and 144: “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”). In accordance with ASC 340-10, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset will not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company did not have any long lived assets at January 31, 2013.

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

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company has available a net operating loss carry-forward of approximately $83,000, which begins to expire in 2030 unless utilized beforehand. The Company generated a deferred tax credit through the net operating loss carry-forward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities

-
Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of January 31, 2013 and October 31, 2012 were valued according to the following inputs:

	January 31, 2013	October 31, 2012
Level 3: Mineral Lease payable	$230,533	$215,780

Cash and accounts payable are carried at amounts that approximate fair value due to the short maturity of such instruments.

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. A  Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at January 31, 2013 and 2012, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended January 31, 2013 and 2012:

	2013	2012
Numerator:
Basic and diluted net loss per share:	$(18,842)	$(191)
Net (Loss)

Denominator:
Basic and diluted weighted average number of shares outstanding	5,250,005	5,250,000

Basic and Diluted Net Loss Per Share:	$(0.00)	$(0.00)

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC 605-13 and (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  There were no sales in the three months ended January 31, 2013 and 2012.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 31, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 3 – UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenue and has incurred cumulative deficit of $309,991 through January 31, 2013.

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

NOTE 4 – EXPLORATION STAGE COMPANY

The Company is considered an exploration stage company, with limited operating revenues during the periods presented.  The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Inception of the Company is March 19, 2009. Since inception, the Company has accumulated a deficit of $309,991.  The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since March 19, 2009, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 5 – INCOME TAXES

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

NOTE 6 – CAPITAL

The company issued the following common shares:

May 12, 2009:  3,000,000 shares issued for cash at $0.005 per share, or $15,000.

September 30, 2010:  2,250,000 shares issued for cash at $0.020  per share, or $45,000.

As of January 31, 2012, the Company had authorized 75,000,000 common shares of par value $0.001, of which 5,250,000 were issued and outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The company fulfilled the following financial commitments pursuant to the mineral lease entered into on May 22, 2009.

Fiscal Year Ended October 31,
2009	$5,000	Paid
2010	$5,000	Paid
2011	$10,000	Paid
2012	$10.000	Unpaid

The following is the financial commitment related to the lease over the following five fiscal years:

Fiscal Year Ended October 31,
2013	$25,000
2014	$75,000
2015	$75,000	Subject to Rate of Inflation
2016	$75,000	Subject to Rate of Inflation
Thereafter	$855,275
Total Commitment	$1,180,275

NOTE 8 – LEGAL PROCEEDINGS

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

Results of Operations

We have generated no revenues since inception and have incurred $309,991  in operating expenses from inception through January 31, 2013.  These expenses were comprised of $24,145 in Professional Fees, $27,490 in Filing Fees, $191,792 in Mineral Lease Maintenance and $66,564 in general and administrative costs.  We incurred net loss of $18,842 for the three months ending January 31, 2013.  Our net loss since inception (March 19, 2009) through January 31, 2013 was $309,991.

Going Concern

Diversified Resources, Inc. is an exploration stage company and currently has no operations.  Our independent auditor has issued an audit opinion for Diversified Resources which includes a statement raising substantial doubt as to our ability to continue as a going concern.

Liquidity And Capital Resources

Our cash balance at January 31, 2013 was $542 with $230,533 in outstanding (accrued) liabilities.  Total expenditures over the next 12 months are expected to be approximately $90,000.  Our current cash balance will not be sufficient to fund our operations for the next twelve months.  Accordingly, we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

 Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended January 31, 2013.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ending January 31, 2013.

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

DIVERSIFIED RESOURCES INC.

Date:	March 22, 2013	DIVERSIFIED RESOURCES, INC.

		By:	/s/ Philip F. Grey
Philip F. Grey President, Treasurer, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Accounting Officer And Principal Financial Officer)