Form 10-Q/A
period 2013-01-31
Diversified Resources Inc.
filed 2013-05-10
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment #1

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

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following interim unaudited financial statements of Diversified Resources Inc. (the “Company”) as of and for the three month period ended January 31, 2013 are included with this Quarterly Report on Form 10-Q:

(a)	Condensed Balance Sheets at January 31, 2013 (unaudited) and October 31, 2012.

(b)
Condensed Statements of Operations for the three months ended January 31, 2013 and 2012, for the three months ended January 31, 2013 and 2012 and for the cumulative period from inception (March 19, 2009) through January 31, 2013 (unaudited).

(c)	Condensed Statements of Cash Flows for the three months ended January 31, 2013 and 2012 and for the cumulative period from inception (March 19, 2009) through January 31, 2013 (unaudited).

(d)	Notes to Condensed Financial Statements (unaudited).

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Condensed Balance Sheets

	January 31,	October 31,
	2013	2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$542	$4,631

TOTAL ASSETS	$542	$4,631

LIABILITIES & STOCKHOLDERS' DEFICIT

LIABILITIES
Accrued liabilities - mineral lease payable	230,533	215,780

TOTAL LIABILITIES	$230,533	$215,780

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $0.001; authorized 50,000,000 shares;
issued and outstanding: none as of January 31, 2013 and October 31, 2012	-	-
Common Stock, par value $0.001; authorized 450,000,000 shares;
issued and outstanding: 5,250,000 shares as of January 31, 2013
5,250,000 shares as of October 31 , 2012	5,250	5,250
Additional paid-in capital	74,750	74,750
Deficit accumulated in the development stage	(309,991)	(291,149)

Total Stockholders' Deficit	(229,991)	(211,149)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$542	$4,631

See accompanying notes to condensed financial statements.

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the period
			from
			Inception,
	For the three months ended		March 19, 2009
	January 31,		through
		2012	January 31,
	2013	(Restated)	2013

REVENUES	$-	$-	$-

COSTS AND EXPENSES
Professional Fees	2,600	-	24,145
Filling Fees	650	-	27,490
Mineral Lease	14,753	14,753	191,792
General and Administrative	839	191	66,564

TOTAL EXPENSES	18,842	14,944	309,991

NET LOSS	$(18,842)	$(14,944)	$(309,991)

Net loss per share,
basic and diluted	$(0.00)	$(0.00)

Weighted average number of common
shares, outstanding, basic and diluted	5,250,000	5,250,000

See accompanying notes to condensed financial statements.

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the period
			from
			Inception,
	For the three months ended		March 19, 2009
	January 31,		through
		2012	January 31,
	2013	(Restated)	2013

OPERATING ACTIVITIES:
Net Loss	$(18,842)	$(14,944)	$(309,991)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Change in operating assets and liabilities:
Accrued liabilities - mineral lease payable	14,753	14,753	230,533

Net Cash used in operating activities	(4,089)	(191)	(79,458)

INVESTING ACTIVITIES:
Sale of stock for cash	-	-	60,000

Net Cash provided by Investing Activities	-	-	60,000

FINANCING ACTIVITIES:
Proceeds from related party notes	-	-	20,000

Net Cash provided by Financing Activities	-	-	20,000

NET INCREASE (DECREASE) IN CASH	(4,089)	(191)	542

CASH AT BEGINNING OF PERIOD	4,631	6,843	-

CASH AT END OF PERIOD	$542	$6,652	$542

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

DIVERSIFIED RESOURCES INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

These interim condensed financial statements as of and for the three months ended January 31, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2012 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended January 31, 2013 are not necessarily indicative of results for the entire year ending October 31, 2013.

Current Operations and Background

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of January 31, 2012 and October 31, 2012, the Company has no cash equivalents.

Going Concern

The Company sustained operating losses during the three months ended January 31, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Development Stage Company

All of our operating results and cash flows reported in the accompanying financial statements from March 19, 2009 (inception) through January 31, 2013 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

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

Net Loss Per Share

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

NOTE 3 – INCOME TAXES

No provision was made for federal income tax for the three months ended January 31, 2013 and 2012, since the Company had net operating losses.

The Company has available a net operating loss carry-forward of approximately $79,000, which begins to expire in 2029 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward.  However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of January 31, 2013.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Since the Company failed to make the lease payment in 2012, the Lessor has the right to terminate the lease agreement at any time.

The following is the financial commitment related to the lease over the following five fiscal years subject to the lease payment terms above:

2013	$25,000
2014	$75,000
2015	$75,000
2016	$75,000
Thereafter	$900,000
Total Commitment	$1,150,000

NOTE 6 - RESTATEMENT

A prior period adjustment was made for the three months ended January 31, 2012 financial statements for an accounting error.  Annual lease expense, under generally accepted accounting principles, is recorded as the average annual amortization of total lease payments over the life of the lease.  The Company recorded lease payments for its mineral lease at the amount paid in error.  The effect of correcting prior lease expense was recorded as a prior period adjustment to stockholder’s deficit, to lease expense and to accumulated expense amounts. The unamortized balance of future lease expenses was recorded as a liability.

	As Originally		Effect on	Effect on
Item	Reported	As Restated	Earnings	Net Equity

Statement of Operations
Mineral Lease Maintenance	$191	$14,944	$14,753	Included

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

Plan Of Operation

We are a development stage company engaged in the acquisition and exploration of mineral properties.  We currently hold a lease on twenty two (22) unpatented lode mineral claims that we refer to as the Dunfee Property.  Further exploration of these mineral claims is required before a final determination as to their viability can be made.  Although exploratory work on the claims conducted prior to our obtaining a lease on the property has indicated some potential showings of mineralization, we are uncertain as to the potential existence of a commercially viable mineral deposit existing in these claims.

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

Results of Operations

We have generated no revenues since inception. Professional fees increased from zero in the three months ended January 31, 2012, to $2,600 in the comparable period of 2013.  Filing fees increased from zero in the prior year three months ended January 31, 2013 to $650 in the same period of 2013. Mineral lease expense remained the same at $14,753 from the three months ended January 31, 2012 to the same three months of 2013. General and administrative expense increased from $191 in the three months ended January 31, 2012 to $839 in the same three months of the current year. We incurred $309,991 in operating expenses from inception through January 31, 2013. These expenses were comprised of $24,145 in Professional Fees, $27,490 in Filing Fees, $191,792 in Mineral Lease Maintenance and $66,564 in general and administrative costs.  We incurred net loss of $18,842 for the three months ending January 31, 2013.  Our net loss since inception (March 19, 2009) through January 31, 2013 was $309,991.

Going Concern

Diversified Resources, Inc. is a development stage company and currently has no operations.  Our independent auditor has issued an audit opinion for Diversified Resources which includes a statement raising substantial doubt as to our ability to continue as a going concern.

Liquidity And Capital Resources

Our cash balance at January 31, 2013 was $542 which declined from $6,652 at January 31, 2012 and $230,533 in outstanding (accrued) liabilities which increased from zero at January 31, 2012 . Total expenditures over the next 12 months are expected to be approximately $90,000.  Our current cash balance will not be sufficient to fund our operations for the next twelve months.  Accordingly, we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

DIVERSIFIED RESOURCES INC.

Date:	May 9 , 2013	DIVERSIFIED RESOURCES, INC.

		By:	/s/ Philip F. Grey
Philip F. Grey President, Treasurer, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Accounting Officer And Principal Financial Officer)