Form 10-Q
period 2013-04-30
Diversified Resources Inc.
filed 2013-07-18
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2013

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER    333-175183

DIVERSIFIED RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0687026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2114 Ridge Plaza Drive, Castle Rock, CO  80108
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,250,000 shares of common stock as of July 17, 2013.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

The following interim unaudited financial statements of Diversified Resources Inc. (the “Company”) for the three month period ended April 30, 2013 are included with this Quarterly Report on Form 10-Q:

(a)	Balance Sheets as at April 30, 2013 and October 31, 2012.

(b)
Statement of Operations for the three months ended April 30, 2013 and 2012, for the six months ended April 30, 2013 and 2012 and for the cumulative period from inception (March 19, 2009) through April 30, 2013.

(c)	Statements of Cash Flows for the three months ended April 30, 2013 and 2012 and for the cumulative period from inception (March 19, 2009) through April 30, 2013.

(d)	Notes to Financial Statements.

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Balance Sheet
(Unaudited)

	April 30,	October 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,127	$4,631

TOTAL ASSETS	$4,127	$4,631

LIABILITIES & STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Mineral Lease Payable	$230,533	$215,780
Officer Loan	8,000	-

Total Liabilities	238,533	215,780

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $0.001; authorized 50,000,000 shares;
issued and outstanding: none as of April 30, 2013 and October 31, 2012	-	-
Common Stock, par value $0.001; authorized 450,000,000 shares;
issued and outstanding: 5,250,000 shares as of April 30, 2013
and October 31, 2012	5,250	5,250
Additional paid-in capital	74,750	74,750
Deficit accumulated in the development stage	(314,406)	(291,149)

Total Stockholders' Deficit	(234,406)	(211,149)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,127	$4,631

The accompanying notes are an integral part of the unaudited financial statements.

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the period from Inception, March 19, 2009
	For the three months ended		For the six months ended		through
	April 30,		April 30,		April 30,
	2013	2012	2013	2012	2013
		-		-

REVENUES	$-	$-	$-	$-	$-

OPERATING COSTS
Professional Fees	1,915	1,225	4,515	1,225	26,060
Filing Fees	2,958	10,000	3,801	10,185	30,641
Mineral Lease Maintenance	-	-	14,753	-	191,792
Other General and Administrative	104	51	188	57	65,913
Total Operating costs	4,977	11,276	23,257	11,467	314,406

NET LOSS	$(4,977)	$(11,276)	$(23,257)	$(11,467)	(314,406)

Net Loss per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average number of common shares, outstanding, basic and diluted	5,250,000	5,250,000	5,250,000	5,250,000

The accompanying notes are an integral part of the unaudited financial statements.

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the six months ended April 30,		For the period from Inception, March 19, 2009 through April 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(23,257)	$(11,467)	$(329,159)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Change in operating assets and liabilities:	-	-	-
Mineral lease payable	14,753	-	245,286
Net Cash used by Operating Activities	(8,504)	(11,467)	(83,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	60,000
Proceeds from related party	8,000	5,000	28,000
Net Cash provided by Financing Activities	8,000	5,000	88,000

NET INCREASE (DECREASE) IN CASH	(504)	(6,467)	4,127

CASH AT BEGINNING OF PERIOD	4,631	6,843	-

CASH AT END OF PERIOD	$4,127	$376	$4,127

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

DIVERSIFIED RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”)

These interim condensed financial statements as of and for the six months ended April 30, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2012 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended April 30, 2013 are not necessarily indicative of results for the entire year ending October 31, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Going Concern

The Company sustained operating losses during the six months ended April 30, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Mineral Rights

We have determined that our mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, our direct costs to acquire or lease mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with: leasing or acquiring patented and unpatented mining claims; leasing mining rights including lease signature bonuses, lease rental payments and advance minimum royalty payments; and options to purchase or lease mineral properties.

If we establish proven and probable reserves for a mineral property and establish that the mineral property can be economically developed, mineral rights will be amortized over the estimated useful life of the property following the commencement of commercial production or expensed if it is determined that the mineral property has no future economic value or if the property is sold or abandoned. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

As of April 30, 2013, the Company has accrued $230,533 in unpaid mining lease fees related to the claims and no costs have been capitalized. The mining lease is deemed enforceable as neither party has terminated the lease as of April 30, 2013.

Development Stage Company

All of our operating results and cash flows reported in the accompanying financial statements from March 19, 2009 (inception) through April 30, 2013 are considered to be those related to development stage activities and represent the ‘cumulative from inception' amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

On February 22, 2013 the President of the Company advanced $3,000 to the Company and on April 4, 2013 a further $5,000 for a total of $8,000 for working capital.  The loan bears no interest, is payable on demand and has no terms of repayment or maturity date.

NOTE 4 – INCOME TAXES

No provision was made for federal income tax for the six months ended April 30, 2013 and 2012, since the Company had net operating losses.

The Company has available a net operating loss carry-forward of approximately $87,500, which begins to expire in 2029 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward.  However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of April 30, 2013. The Company changed control in July 2012. Section 382 of the Internal Revenue code limits the use of net operating losses where a change of control has occurred.

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

The Company has failed to make lease payments; however, the agreement is deemed enforceable as neither party has terminated the lease as of April 30, 2013.

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

Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of gold, silver, copper or any other valuable minerals.  We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.  As of the date of this Report, the Company has not paid the minimum agreed royalty advances of $10,000 and $25,000 which were due on June 15, 2012 and June 15, 2013 respectively .  Due to our lack of capital, we are unable to make this payment.

As of the date of this filing, we are still attempting to renegotiate the terms of the mineral lease agreements with Timberwolf Minerals, LTD.  However, there is no guarantee that we will be successful at renegotiation and may be required to relinquish our rights in the mineral leases currently leased by us.

Results of Operations

We have generated no revenues since inception and have incurred $314,406 in operating expenses from inception through April 30, 2013.  These expenses were comprised of $26,060 in Professional Fees, $30,641 in Filing Fees, $191,792 in Mineral Lease Maintenance and $65,913 in general and administrative costs.  We incurred net loss of $5,810 for the three months ending April 30, 2013.  Our net loss since inception (March 19, 2009) through April 30, 2013 was $314,406.

During the fiscal quarter ending April 30, 2013, our President and Director advanced the Company a total of $8,000 for working capital.  The loans bear no interest, is payable on demand and has no terms of repayment or maturity date.

Going Concern

Diversified Resources, Inc. is an exploration stage company and currently has no operations.  Our independent auditor has issued an audit opinion for Diversified Resources which includes a statement raising substantial doubt as to our ability to continue as a going concern.

Liquidity and Capital Resources

Our cash balance at April 30, 2013 was $4,127 with $238,533 in outstanding liabilities.  Total expenditures over the next 12 months are expected to be approximately $90,000.  Our current cash balance will not be sufficient to fund our operations for the next twelve months.  Accordingly, we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

Item 2.     Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended April 30, 2013.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ending April 30, 2013.

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

DIVERSIFIED RESOURCES INC.

Date:	July 17, 2013	DIVERSIFIED RESOURCES, INC.

		By:	/s/ Philip F. Grey
Philip F. Grey President, Treasurer, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Accounting Officer And Principal Financial Officer)