Form 10-Q/A
period 2013-04-30
Diversified Resources Inc.
filed 2013-07-23
CIK 1509692

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,250,000 shares of common stock as of July 22 , 2013.

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

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Balance Sheet
(Unaudited)

	April 30,	October 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,565	$4,631

TOTAL ASSETS	$3,565	$4,631

LIABILITIES & STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Mineral Lease Payable	$230,533	$215,780
Officer Loan	8,000	-

Total Liabilities	238,533	215,780

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $0.001; authorized 50,000,000 shares;
issued and outstanding: none as of April 30, 2013 and October 31, 2012	-	-
Common Stock, par value $0.001; authorized 450,000,000 shares;
issued and outstanding: 5,250,000 shares as of April 30, 2013
and October 31, 2012	5,250	5,250
Additional paid-in capital	74,750	74,750
Deficit accumulated in the development stage	(314,968)	(291,149)

Total Stockholders' Deficit	(234,968)	(211,149)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,565	$4,631

The accompanying notes are an integral part of the unaudited financial statements.

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the period from Inception, March 19, 2009
	For the three months ended		For the six months ended		through
	April 30,		April 30,		April 30,
	2013	2012	2013	2012	2013
		-		-

REVENUES	$-	$-	$-	$-	$-

OPERATING COSTS
Professional Fees	1,915	1,225	4,515	1,225	26,060
Filing Fees	2,958	10,000	3,801	10,185	30,641
Mineral Lease Maintenance	-	-	14,753	-	191,792
Other General and Administrative	104	51	750	57	66,475
Total Operating costs	4,977	11,276	23,819	11,467	314,968

NET LOSS	$(4,977)	$(11,276)	$(23,819)	$(11,467)	(314,968)

Net Loss per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average number of common shares, outstanding, basic and diluted	5,250,000	5,250,000	5,250,000	5,250,000

The accompanying notes are an integral part of the unaudited financial statements.

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the six months ended April 30,		For the period from Inception, March 19, 2009 through April 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(23,819)	$(11,467)	$(314,968)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Change in operating assets and liabilities:	-	-	-
Mineral lease payable	14,753	-	230,533
Net Cash used by Operating Activities	(9,066)	(11,467)	(84,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	60,000
Proceeds from related party	8,000	5,000	28,000
Net Cash provided by Financing Activities	8,000	5,000	88,000

NET INCREASE (DECREASE) IN CASH	(1,066)	(6,467)	3,565

CASH AT BEGINNING OF PERIOD	4,631	6,843	-

CASH AT END OF PERIOD	$3,565	$376	$3,565

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

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

Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of gold, silver, copper or any other valuable minerals.  We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.  As of the date of this Report, the Company has not paid the minimum agreed royalty advances of $10,000 and $25,000 which were due on June 15, 2012 and June 15, 2013 respectively.  Due to our lack of capital, we are unable to make this payment.

As of the date of this filing, we are still attempting to renegotiate the terms of the mineral lease agreements with Timberwolf Minerals, LTD.  However, there is no guarantee that we will be successful at renegotiation and may be required to relinquish our rights in the mineral leases currently leased by us.

Results of Operations

We have generated no revenues since inception and have incurred $314,968  in operating expenses from inception through April 30, 2013.  These expenses were comprised of $26,060 in Professional Fees, $30,641 in Filing Fees, $191,792 in Mineral Lease Maintenance and $66,475 in general and administrative costs.  We incurred net loss of $4,977 for the three months ending April 30, 2013.  Our net loss since inception (March 19, 2009) through April 30, 2013 was $314,968 .

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

Liquidity and Capital Resources

Our cash balance at April 30, 2013 was $3,565 with $238,533 in outstanding liabilities.  Total expenditures over the next 12 months are expected to be approximately $90,000.  Our current cash balance will not be sufficient to fund our operations for the next twelve months.  Accordingly, we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

DIVERSIFIED RESOURCES INC.

Date:	July 22 , 2013	DIVERSIFIED RESOURCES, INC.

		By:	/s/ Philip F. Grey
Philip F. Grey President, Treasurer, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Accounting Officer And Principal Financial Officer)