Form 10-Q
period 2013-07-31
Diversified Resources Inc.
filed 2013-09-23
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,250,000 shares of common stock as of September 13, 2013.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

The following interim unaudited financial statements of Diversified Resources Inc. (the “Company”) for the three month period ended July 31, 2013 are included with this Quarterly Report on Form 10-Q:

(a)	Balance Sheets as at July 31, 2013 and October 31, 2012.

(b)
Statement of Operations for the three months ended July 31, 2013 and 2012, for the nine months ended July 31, 2013 and 2012 and for the cumulative period from inception (March 19, 2009) through July 31, 2013.

(c)	Statements of Cash Flows for the nine months ended July 31, 2013 and 2012 and for the cumulative period from inception (March 19, 2009) through July 31, 2013.

(d)	Notes to Financial Statements.

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet
as at July 31, 2013 (unaudited) and October 31, 2012

	July 31,	October 31,
	2013	2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$1,671	$4,631

TOTAL ASSETS	$1,671	$4,631

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Mineral Lease Payable	230,533	215,780
Stockholder Loan	14,000	-

Total Current Liabilities	244,533	215,780

STOCKHOLDERS' EQUITY
Common Stock, par value $0.001; authorized 450,000,000 shares;
issued and outstanding: 5,250,000 shares as of July 31, 2013
issued and outstanding: 5,250,000 shares as of October 31, 2012	5,250	5,250
Additional paid-in capital	74,750	74,750
Deficit accumulated in the development stage	(322,862)	(291,149)

Total Stockholders' Equity	(242,862)	(211,149)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,671	$4,631

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Statement of Operations
(Unaudited)

					For the period
					from Inception,
					March 19, 2009
	For the three months ended		For the nine minths ended		through
	July 31,		July 31,		July 31,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES
Professional Fees	6,141	-	10,150	1,225	31,695
Filing Fees	2,234	-	4,285	10,360	31,125
Mineral Lease	-	-	14,753	-	191,792
General and Administrative	81	215	2,525	97	68,250
TOTAL EXPENSES	8,456	215	31,713	11,682	322,862

NET INCOME (LOSS)	$(8,456)	$(215)	$(31,713)	$(11,682)	$(322,862)

Net Income (Loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average number of common shares outstanding, basic and diluted	5,250,000	5,250,000	5,250,000	5,250,000

DIVERSIFIED RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period
			from Inception,
			March 19, 2009
	For the nine months ended		through
	July 31		July 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(31,713)	$(11,682)	$(322,862)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in operating assets and liabilities:
Mineral Lease Payable	14,753	-	230,533
Net Cash provided by Operating Activities	(16,960)	(11,682)	(92,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	60,000
Proceeds from related party	14,000	5,000	34,000
Net Cash provided by Financing Activities	14,000	5,000	94,000

NET INCREASE/ ( DECREASE) IN CASH	(2,960)	(6,682)	1,671

CASH AT BEGINNING OF PERIOD	4,631	6,843	-

CASH AT END OF PERIOD	$1,671	$161	$1,671

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

DIVERSIFIED RESOURCES INC.

(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
July 31, 2013
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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

These interim condensed financial statements as of and for the nine months ended July 31, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2012 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended July 30, 2013 are not necessarily indicative of results for the entire year ending October 31, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Going Concern

The Company sustained operating losses during the nine months ended July 31, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

As of July 31, 2013, the Company has accrued $230,533 in unpaid mining lease fees related to the claims and no costs have been capitalized. The mining lease is deemed enforceable as neither party has terminated the lease as of July 31, 2013.

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

Recent Accounting Pronouncements

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements” (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

The president of the Company advanced $14,000 to the Company in a series of working capital loans between February 2 and July 9 of 2013.  The loan bears no interest, is payable on demand and has no terms of repayment or maturity date.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 450,000,000 common shares of par value at $0.001 and 50,000,000 preferred shares of par value at $0.001. As of July 31, 2013, 5,250,000 shares of common stock and no preferred shares were issued and outstanding.

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

The Company has failed to make lease payments; however, the agreement is deemed enforceable as neither party has terminated the lease as of July 31, 2013.

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

Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of gold, silver, copper or any other valuable minerals.  We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.  As of the date of this Report, the Company has not paid the minimum agreed royalty advances of $10,000 and $25,000 which were due on June 15, 2012 and June 15, 2013 respectively .  Due to our lack of capital, we were unable to make these payments.

Neither Timberwolf Minerals, LTD or the Company has given legal notice under the terms of the lease agreement to officially terminate the lease.  As of the date of this filing, we are still attempting to renegotiate the terms of the mineral lease agreements with Timberwolf Minerals, LTD.  However, there is no guarantee that we will be successful at renegotiation and may be required to relinquish our rights in the mineral leases currently leased by us.

Results of Operations

We have generated no revenues since inception and have incurred $322,862 in operating expenses from inception through July 31, 2013.  These expenses were comprised of $31,695 in Professional Fees, $31,125 in Filing Fees, $191,792 in Mineral Lease Maintenance and $68,250 in general and administrative costs.  We incurred net loss of $8,456 for the three months ending July 31, 2013.  Our net loss since inception (March 19, 2009) through July 31, 2013 was $322,862.

During the fiscal quarter ending July 31, 2013, our President and Director advanced the Company a total of $6,000 for working capital.  The loans bear no interest, is payable on demand and has no terms of repayment or maturity date.

Going Concern

Diversified Resources, Inc. is an exploration stage company and currently has no operations.  Our independent auditor has issued an audit opinion for Diversified Resources which includes a statement raising substantial doubt as to our ability to continue as a going concern.

Liquidity and Capital Resources

Our cash balance at July 31, 2013 was $1,671 with $244,533 in outstanding liabilities.  Total expenditures over the next 12 months are expected to be approximately $90,000.  Our current cash balance will not be sufficient to fund our operations for the next twelve months.  Accordingly, we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

Item 2.     Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended July 31, 2013.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ending July 31, 2013.

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

DIVERSIFIED RESOURCES INC.

Date:	September 20, 2013	DIVERSIFIED RESOURCES, INC.

		By:	/s/ Philip F. Grey
Philip F. Grey President, Treasurer, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Accounting Officer And Principal Financial Officer)