Form 10-K
period 2013-10-31
Diversified Resources Inc.
filed 2014-02-13
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission file number:  _________

DIVERSIFIED REOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0687026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1789 W. Littleton Blvd., Littleton, CO	80120
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 797-5417

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on April 30, 2013 was $0.  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of January 31, 2014, the Registrant had 17,321,867 issued and outstanding shares of common stock.

PART I

Cautionary Statement Concerning Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “should”, “likely” or similar expressions, indicates a forward-looking statement.

The identification in this report of factors that may affect our future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

▪	The success of our exploration and development efforts;

▪	The price of oil and gas;

▪	The worldwide economic situation;

▪	Any change in interest rates or inflation;

▪	The willingness and ability of third parties to honor their contractual commitments;

▪	Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the oil and gas industry for risk capital;

▪	Our capital costs, as they may be affected by delays or cost overruns;

▪	Our costs of production;

▪	Environmental and other regulations, as the same presently exist or may later be amended;

▪	Our ability to identify, finance and integrate any future acquisitions; and

▪	The volatility of our stock price.

ITEM 1.  BUSINESS

Overview

We were incorporated on March 19, 2009 in Nevada.  In 2009, we leased two unpatented mining claims located in Esmeralda County, Nevada.  In January 2011, we staked an additional twenty unpatented mining claims in the same area.  According to the lease, the additional mining claims were subject to the lease and we agreed to pay the lessor annual royalty payments.  We did not pay royalties of $10,000 and $25,000 which were due in 2012 and 2013 and we terminated the lease in November 2013.

On November 21, 2013 we acquired all of the outstanding shares of Natural Resource Group, Inc. (“NRG”) in exchange for 14,558,150 shares of our common stock.

In connection with the acquisition:

●	Paul Laird, Duane Bacon, Roger May, and Albert McMullin were appointed as our officers and/or directors;
●	Philip F. Grey resigned as our officer;
●	Mr. Grey sold 2,680,033 shares of our common stock to us for nominal consideration. The shares purchased from Mr. Grey were returned to the status of authorized but unissued shares;
●	the former shareholders of NRG now own 85% of our outstanding shares of common stock; and
●	NRG became our wholly owned subsidiary.

Unless otherwise indicated, all references to us include the operations of NRG.

Overview of Natural Resource Group

NRG was incorporated in Colorado in 2000 but was relatively inactive until December 2010.

In December 2010 NRG acquired oil and gas properties from Energy Oil and Gas, Inc. for 2,500,000 shares of its common stock and a promissory note in the principal amount of $360,000.  As of October 31, 2013, the principal amount of this note was $107,070.

Included as part of the acquisition were:

Garcia Field

●	leases covering 4,600 gross (4,600 net) acres,
●	four wells which produce natural gas and naturals gas liquids;
●	a refrigeration/compression plant which separates natural gas liquids from gas produced from the four wells; and
●	one injection well;

Denver-Julesburg Basin

●	leases covering 1,400 gross (1,400 net) acres,
●	three shut-in wells which need to be recompleted; and
●	three producing oil and gas wells.

Subsequent to December 2010 leases, covering 160 acres in the Garcia Field were sold and leases covering 960 acres in the Garcia Field expired.

Garcia Field

As a result of our acquisition of NRG, we have a 100% working interest (80% net revenue interest) in oil and gas leases covering 4,600 acres in the Garcia Field.

The Garcia Field is located in Las Animas County approximately 10 miles from Trinidad, Colorado.  The Garcia Field was first discovered in 1940 when the Maldonado #1, produced 500 mcf per day of gas from the Niobrara formation. A stripping plant separated natural gas liquids from the gas and was operational for eight years until the Maldonado #1 was plugged in 1948.  Between 1978 and 1982 twenty wells were drilled, tested for initial production and shut-in. Since there was no natural gas transportation line in the area, the wells were never produced.  Additionally, until Energy Oil and Gas acquired the field in 2005 no natural gas liquids were produced commercially.  In 2003, the entire field was force plugged as required by the state of Colorado, except for three wells which Energy Oil and Gas acquired from the state. Energy Oil and Gas subsequently drilled two additional wells and installed a new separation plant. Four of the five wells we acquired from Energy Oil and Gas are currently producing a combined total of 110 mcf of gas per day. Two gallons of 1500 BTU natural gas liquids can be separated from each mcf of gas. The natural gas liquids are sold to a third party at a price, as of the date of this prospectus, of $1.15 per gallon.

The fifth well is used to re-inject the gas back into the Apishapa and Niobrara formations. As of January 27, 2014, our wells were not connected to a gathering line which is needed to transport the gas to commercial markets. Kinder Morgan (KM) has a transportation line approximately eight miles north of the field.  We believe there is enough capacity in KM’s transportation line to transport gas produced from our wells.  However, to connect our wells to the KM line, we will need to install an eight mile long gathering system at an estimated cost of $1,000,000, which includes a tap fee.

In 2012 we installed new equipment at our refrigeration/compression plant.  We expect that the new equipment will increase the yield of natural gas liquids to 3.5 gallons per mcf.

In 2012 we drilled a shallow (1,600 foot) well in the field.  As of January 31, 2014, the well was in the process of completion.

The gas from our wells has a BTU content of approximately 1,500.  It is our belief that there is a productive oil formation in the Garcia Field since, from data acquired throughout the United States, it is apparent that no 1500 BTU gas has ever been produced in an area not associated with oil production.

As of January 31, 2014, we were in the process of permitting three well locations.  The new wells will be drilled to a depth of approximately 2,000 feet for the shallow natural gas liquid wells and up to 7,000 feet for deep wells which will be drilled to determine if commercial reserves of oil exist.  Each well will take approximately 7-14 days to drill and complete.  The drilling and completion costs for each well is estimated to be $75,000 for the shallow wells and up to $400,000 for the deep wells.

Denver/Julesburg Basin

As a result of our acquisition of NRG, we have a 100% working interest (80% net revenue interest) in oil and gas leases covering 920 acres in the Denver/Julesburg (“D-J”) Basin and the working interest and net revenue interests in the wells shown below:

	Working	Net Revenue
Well Name	Interest	Interest
Shannon Roberts 1	75%	58.50%
Shannon Roberts 2-3-4	100%	78.00%
Lewton F Unit	100%	84.00%
UPPR Nichols	100%	85.00%

The reservoir rocks in the D-J Basin are Cretaceous sandstones, shales, and limestones deposited under marine conditions in the Western Interior Seaway. The oil and gas is contained within Cretaceous formations in the deepest part of the Basin, where the rocks were subject to enough heat and pressure to generate oil and gas from organic material in the rock. Most of the producing formations are considered “tight,” having low natural permeability.

The D-J Basin was one of the first oil and gas fields where extensive hydraulic fracturing was performed routinely and successfully on thousands of wells.

In 2009, the US Energy Information Administration listed the Wattenberg Field (a primary field within the D-J Basin) as the 10th largest gas field in the United States in terms of remaining proved gas reserves, and 13th in remaining proved oil/condensate reserves.

Major operators in the field include Noble Energy, Anadarko Petroleum Corporation, Continental, Whiting Petroleum, and Encana.

As of January 31, 2014, the three producing wells acquired by NRG from Energy Oil and Gas were collectively producing approximately five bbls of oil and 32 mcf of gas per day.

We plan to hydraulically fracture our wells in the D-J Basin at a cost of approximately $35,000 per well.  Hydraulic fracturing involves the process of pumping a mixture into a formation to create pores and fractures, thereby improving the porosity of the formation and increasing the flow of oil and gas.  The mixture consists primarily of water and sand, with nominal amounts of other ingredients.  This mixture is injected into wells at pressures of 4,500-6,000 pounds per square inch.

In 2013 we acquired a 640 acre lease (100% working interest, 80% net revenue interest) in the D-J Basin.

During the twelve months ending December 31, 2014, we plan to:

●	recomplete the three shut-in wells we acquired from Energy Oil and Gas, at a cost of approximately $130,000 per well;
●	drill up to eight additional wells to the Sussex formation (5,700 feet) in the D-J Basin. The cost to drill, and if warranted complete, each well will be approximately $350,000; and
●	drill at least one well in the D-J Basin to the Codell/Niobrara formations (7,800 feet). The cost to drill, and if warranted complete, the well will be approximately $800,000.

The following table shows our net production of oil and gas, average sales prices and average production costs for the periods indicated:

	Years Ended October 31,
	2013	2012	2011

Production:
Oil (Bbls)	276	417	206
Gas (Mcf)	4,500	5,015	4,571
Natural Gas Liquids (gallons)	37,230	20,375	28,359

Average sales price:
Oil ($/Bbl1)	$127.83	$92.94	$91.57
Gas ($/Mcf2)	$9.68	$3.04	$4.76
Natural Gas Liquids ($/gal)	$0.87	$0.77	$1.36

Average production
cost per BOE3	$73.17	$58.85	$37.05

1	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.
2	“Mcf” refers to one thousand cubic feet of natural gas.
3
“BOE” refers to barrel of oil equivalent, which combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil. One barrel of natural gas liquids is assumed to equal 0.61 barrel of oil.

(a)
Production costs generally include pumping fees, maintenance, repairs, labor, utilities and administrative overhead.  Taxes on production, including ad valorem and severance taxes, are not included in production costs.

(b)
We are not obligated to provide a fixed and determined quantity of oil or gas to any third party in the future.  During the last three fiscal years, we have not had, nor does it now have, any long-term supply or similar agreement with any government or governmental authority.

The following shows our drilling activity for the three years ended October 31, 2013.

	October 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Productive	1	0.75	1	1	--	--
Nonproductive	--	--	--	--	--	--

Productive Wells:
Productive	--	--	--	--	--	--
Nonproductive	--	--	--	--	--	--

As of January 31, 2014 we were not drilling, or reworking any oil or gas wells and one well in the Garcia Field was awaiting completion.

The following table shows, as of January 31, 2014, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

	Productive Wells		Developed Acreage		Undeveloped Acreage(1)
Location	Gross	Net	Gross	Net	Gross	Net

Colorado:
Garcia Field	5	5	200	200	4,400	4,400
D-J Basin	4	3.75	160	160	760	760

(1)
Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

The following table shows, as of January 31, 2014, the status of our gross acreage:

Location	Held by Production	Not Held by Production

Colorado:
Garcia Field	4,600	--
D-J Basin	280	640

Acres that are Held by Production remain in force so long as oil or gas is produced from one or more wells on the particular lease.  Leased acres that are not Held by Production require annual rental payments to maintain the lease until the first to occur of the following: the expiration of the lease or the time oil or gas is produced from one or more wells drilled on the leased acreage.  At the time oil or gas is produced from wells drilled on the leased acreage, the lease is considered to be Held by Production.

The following table shows the years our leases, which are not Held By Production, will expire, unless a productive oil or gas well is drilled on the lease.

Leased Acres	Expiration of Lease

640	7/22/2015

Future Operations

We plan to evaluate other undeveloped oil prospects and participate in drilling activities on those prospects which, in management’s opinion, are favorable for the production of oil, gas and natural gas liquids.  Initially, we plan to concentrate its activities in the Garcia and Wattenberg fields in Colorado.  Our strategy is to acquire prospects in or adjacent to existing fields with further development potential and minimal risk in the same area. The extent of our activities will primarily be dependent upon available capital.

If we believe a geographical area indicates geological and economic potential, we will attempt to acquire leases or other interests in the area.  We may then attempt to sell portions of our leasehold interests in a prospect to third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the other owners.  One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil reserves, additional wells may be drilled on the prospect.

We may also:

●	acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling and if warranted, completing oil wells on a prospect;
●	purchase producing oil properties;
●
enter into farm-in agreements with third parties. A farm-in agreement will obligate us to pay the cost of drilling, and if warranted completing a well, in return for a majority of the working and net revenue interest in the well; or

●	enter into joint ventures with third party holders of mineral rights.

Our activities will primarily be dependent upon available financing.

Title to properties which may be acquired will be subject to one or more of the following: royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil industry; liens for current taxes not yet due; and other encumbrances.  In the case of undeveloped properties, investigation of record title will be made at the time of acquisition.  Title reviews will be obtained before commencement of drilling operations.

Although we normally obtain title reports for oil leases we acquires, we have not in the past, and may not in the future, obtain title opinions pertaining to leases.  A title report shows the history of a particular oil and gas lease, as shown by the records of the county clerk and recorder, state oil or gas commission, or the Bureau of Land Management, depending on the nature of the lease.  In contrast, in a title opinion, an attorney expresses an opinion as to the persons or persons owning interests in a particular oil and gas lease.

Government Regulation

Although the sale of oil will not be regulated, federal, state and local agencies have promulgated extensive rules and regulations applicable to oil exploration, production and related operations. Most states, including Colorado, require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration of oil. Colorado and other states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil properties, the establishment of maximum rates of production from oil wells and the regulation of spacing, plugging and abandonment of such wells.  The statutes and regulations of Colorado and other states limit the rate at which oil is produced from wells.  The federal and state regulatory burden on the oil industry increases costs of doing business and affects profitability. Because these rules and regulations are amended or reinterpreted frequently, we are unable to predict the future cost or impact of complying with those laws.

As with the oil and natural gas industry in general, our properties are subject to extensive and changing federal, state and local laws and regulations designed to protect and preserve natural resources and the environment.  The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend is likely to continue.  These laws and regulations often require a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit access, seismic acquisition, construction, drilling and other activities on certain lands lying within wilderness and other protected areas; impose substantial liabilities for pollution resulting from our operations; and require the reclamation of certain lands.

The permits required for many of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general. The Comprehensive Environmental Response, Compensation and Liability Act (‘‘CERCLA’’) and comparable state statutes impose strict and joint and several liabilities on owners and operators of certain sites and on persons who disposed of or arranged for the disposal of ‘‘hazardous substances’’ found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  The Resource Conservation and Recovery Act (‘‘RCRA’’) and comparable state statutes govern the disposal of ‘‘solid waste’’ and ‘‘hazardous waste’’ and authorize imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of ‘‘hazardous substance,’’ state laws affecting operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as ‘‘non-hazardous,’’ such exploration and production wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

Competition and Marketing

We will be faced with strong competition from many other companies and individuals engaged in the energy business, some of which are very large, well-established energy companies with substantial capabilities and established earnings records. We may be at a competitive disadvantage in acquiring prospects since it must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs.

Exploration for, and the production of, oil, gas and natural gas liquids are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment including drilling rigs and tools.  We will depend upon independent drilling contractors to furnish rigs, equipment and tools to drill wells.  Higher prices for products may result in competition among operators for drilling equipment, tubular goods and drilling crews which may affect the ability expeditiously to drill, complete, recomplete and work-over wells.

The market for oil, gas and natural gas liquids is dependent upon a number of factors beyond our control, which at times cannot be accurately predicted.  These factors include the extent of competitive domestic production and imports of oil, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation.  In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional excise taxes upon crude oil.  As of October 31, 2013, our oil production was being sold to Suncor.  Natural gas sales were made to Kerr McGee and our natural gas liquids were being sold to Donovan Resources.

The market price for crude oil is significantly affected by policies adopted by the member nations of Organization of Petroleum Exporting Countries (‘‘OPEC’’).  Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels.  We are unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil.

The market price for natural gas and natural gas liquids can be affected by supply and demand characteristics on a local basis.  Customarily there are transportation fees, tap fees and price adjustments paid to pipeline and liquids buying companies.  We are unable to predict the future prices we will receive for our production of natural gas, natural gas liquids and its components.

Employees and Offices

As of January 31, 2014, we had four full-time employees and no part-time employees.

Our principal offices are located at 1789 W Littleton Blvd., Littleton, CO 80120.  Our offices, consisting of approximately 2200 square feet, are leased on a month-to-month basis at a rate of $2,667 per month.  Our Chief Executive Officer, Paul Laird, is a partner in the entity that owns the building.

We are a licensed oil and gas operator in Colorado.  We are the operator of our wells in the Garcia Field and the Denver-Julesburg Basin.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since November 2012, our common stock has been quoted on the OTCQB tier of the OTC Markets Group under the symbol “DDRI”.  However, our common stock did not begin to trade until July 2013.  The following shows the reported high and low prices for our common stock, based on information provided by the OTCQB, for the three months ended October 31, 2013.  The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low

October 31, 2013	$1.20	$0.70

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors.  Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend.  No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.  We currently intend to retain any future earnings to finance future growth.  Any future determination to pay dividends will be at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements and other factors the board of directors considers relevant.

Our Articles of Incorporation authorize our Board of Directors to issue up to 50,000,000 shares of preferred stock.  The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of common stock.  The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.  In addition, our Articles of Incorporation authorize our Board of Directors to issue up to 450,000,000 shares of common stock.

As of January 31, 2014 we had approximately 120 shareholders of record and 17,321,867 outstanding shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements included as part of this prospectus.

We were incorporated on March 19, 2009 in Nevada.  In 2009, we leased two unpatented mining claims located in Esmeralda County, Nevada.  In January 2011, we staked an additional twenty unpatented mining claims in the same area.  Due to the lack of capital, we  terminated the mining lease in November 2013. We have no plans to conduct any work on the unpatented mining claims.

On November 21, 2013 we acquired 100% of the outstanding shares of Natural Resource Group, Inc. in exchange for 14,558,150 shares of our common stock.

Since we acquired NRG subsequent to our year-end of October 31, 2013 the financial statements included with this report are the financial statements of Diversified Resources only and do not reflect the acquisition of NRG.  The financial statements of NRG as of October 31, 2012 and July 31, 2013 were included as part of an 8-K report we filed with the Securities and Exchange Commission on November 22, 2013.  The 8-K can be reviewed on the SEC’s website (www.sec.gov)  NRG’s financial statements for the year ended October 31, 2013 will be filed as an amendment to the 8-K report.

Although, from a legal standpoint, we acquired NRG on November 21, 2013, for financial reporting purposes the acquisition of NRG constituted a recapitalization, and the acquisition was accounted for similar to a reverse merger, whereby NRG was deemed to have acquired us.  Consequently, the historical financial statements of NRG will, in subsequent filings, include our historical financial statements.  From and after November 21, 2013, our financial statements will be consolidated with those of NRG, our wholly owned subsidiary.

NRG was incorporated in Colorado in 2000, but was relatively inactive until December 2010.  In December 2010, NRG acquired oil and gas wells, leases and other properties from Energy Oil and Gas, Inc.

Results of Operations

We have never generated any revenue.

Our expenses for the year ended October 31, 2013 were comparable to the prior year and consisted primarily of professional fees and accrued payments on a mineral lease.  Professional fees increased by $13,825 principally due to increased audit fees and legal fees.  The increase was offset by decreases in filing fees and general and administrative expenses of $5,981 and $2,487 respectively; these decreases are considered normal and in the ordinary course of business.

Liquidity and Capital Resources

Our sources and (uses) of funds for the two years ended October 31, 2013 and 2012 are shown below:

	Year Ended	Year Ended
	October 31, 2013	October 31, 2012

Cash used in operations	$(18,641)	$(22,212)
Loans from related parties	$14,010	$20,000

In December 2013 we sold 193,750 shares of our common stock to a group of private investors for cash of $155,000.

As of January 31, 2014, operating expenses were approximately $41,200 per month, which amount includes salaries and other corporate overhead, but excludes expenses associated with drilling, completing or reworking wells, lease operating expenses and interest expense.

We estimate our capital requirements for the twelve months ending December 31, 2014 will be as follows:

●	Drilling, completing, and fracturing wells	$1,740,000
●	Install gathering line (1)	$150,000
●	Seismic work	$120,000

(1)	If installed, the line will transport gas from the new wells we plan to drill and complete in the Garcia field to our refrigeration/compression plant.

Any cash generated by operations, after payment of general, administrative and lease operating expenses, will be used to drill and, if warranted, complete oil/gas/ngl wells, acquire oil and gas leases covering lands which are believed to be favorable for the production of oil, gas, and natural gas liquids, and to fund working capital reserves.  Our capital expenditure plans are subject to periodic revision based upon the availability of funds and expected return on investment.

Trends

The factors that will most significantly affect future operating results will be:

●	the sale prices of crude oil;
●	the amount of production from oil, gas and gas liquids wells in which we have an interest;
●	lease operating expenses;
●	the availability of drilling rigs, drill pipe and other supplies and equipment required to drill and complete oil wells; and
●	corporate overhead costs.

Revenues will also be significantly affected by our ability to maintain and increase oil, gas and natural gas liquids production.

Other than the foregoing, we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

It is expected that our principal source of cash flow will be from the sale of crude oil, natural gas and natural gas liquids which are depleting assets. Cash flow from the sale of oil/gas/ngl production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance operations to a greater extent with internally generated funds, may allow us to obtain equity financing more easily or on better terms. However, price increases heighten the competition for oil prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

A decline in hydrocarbon prices (i) will reduce cash flow which in turn will reduce the funds available for exploring for and replacing reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of  prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential  reserves in relation to the costs of exploration, (v) may result in marginally productive wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing. However, price declines reduce the competition for oil properties and correspondingly reduce the prices paid for leases and prospects.

We plan to generate profits by acquiring, drilling and/or completing productive wells.  However, we plan to obtain the funds required to drill, and if warranted, complete new wells with any net cash generated by operations, through the sale of securities, from loans from third parties or from third parties willing to pay our share of the cost of drilling and completing the wells as partners/participants in the resulting wells.  We do not have any commitments or arrangements from any person to provide it with any additional capital.  We may not be successful in raising the capital needed to drill oil wells.  Any wells which may be drilled may not produce oil.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in liquidity; or
●	significant changes in expected sources and uses of cash.

Critical Accounting Policies

See Notes 1 and 2 to the financial statements included as part of this report for a description of our critical accounting policies and discussion of continuance of operations.

Recent Accounting Pronouncements

We do not believe that any recently issued accounting pronouncements will have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements and accompanying notes included with this report and the Form 8K filed on November 22, 2013.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

Please see our 8-K reports filed on May 21, 2013 and November 22, 2013.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of October 31, 2013, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our Principal Executive and Financial Officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Principal Executive and the Financial Officer evaluated the effectiveness of our internal control over financial reporting as of October 31, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting may have significant deficiencies in internal control.  Prior to the acquisition of Natural Resource Group, Inc., the former President was the sole corporate officer  and director and there were no other employees.   In connection with the preparation of our financial statements for the year ended October 31, 2013 certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

1.	The Company did not have an audit committee or code of ethics applicable to the officers and directors;
2.
The Company did not have the proper segregation of duties with respect our finance and accounting functions due to limited personnel. During the year ended October 31,2013 we had limited outside contractors that performed nearly all aspects of our financial reporting process, including but not limited to, access to the underlying account records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Accordingly, this creates certain incompatible duties and a lack of review over the  financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected,; and

3.	Our corporate governance activities and processes are not always formally documented as we only had one director.

As a result of the aforementioned deficiencies, the Principal Executive and Financial Officer concluded that the design and operation of our disclosure controls and procedures may not be effective and that our internal control over financial reporting was not effective.

We intent to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. Since the acquisition of Natural Resource Group, Inc. on November 21, 2013, the board, as a whole, is acting as the audit committee and independent board members constitute the compensation committee.  The Company is in the process of  adopting a code of ethics  and other procedures and changes in our internal controls in response to the requirements of Sarbanes Oxley § 404.  During the fiscal year ending October 31, 2014, we will continue to implement appropriate changes as they are identified, including changes to remediate the significant deficiencies in our internal controls.  There can be no guarantee that we will be successful in making these changes as they may be considered cost prohibitive.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current officers and directors are listed below. Directors are generally elected at an annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified.  Executive officers are elected by directors and serve at the board’s discretion.

Name	Age	Position

Paul Laird	57	Chief Executive Officer, Principal Financial and Accounting Officer and a Director
Duane Bacon	76	Chief Operating Officer and a Director
Roger May	57	Director
Albert McMullin	56	Director
Philip F. Grey	60	Director

On November 21, 2013, we acquired all of the outstanding shares of NRG in exchange for 14,558,150 shares of our common stock.  In connection with this transaction, Paul Laird, Duane Bacon, Roger May and Albert McMullin were appointed as our officers and/or directors.

The principal occupations of our officers and directors during the past several years are as follows:

Paul Laird was appointed our Chief Executive Officer and a director on November 21, 2013.  Since 1997, Mr. Laird has been the Chief Executive Officer and a Director of NRG.  Between 2004 and 2009 Mr. Laird was the Chief Executive Officer of New Frontier Energy, Inc.  Mr. Laird has over 30 years of experience in the Rocky Mountain oil and gas industry.

Duane Bacon was appointed as our Chief Operating Officer and a director on November 21, 2013.  Since December, 2010 Mr. Bacon has been the Chief Operating Officer of NRG.  From 2000 to 2010, Mr. Bacon has been the President of Energy Oil and Gas, Inc. a private exploration and production company located in Longmont, Colorado.

Roger May was appointed as one of our directors on November 21, 2013.   Since 2010, Mr. May has been a director of NRG.   Since 2005 Mr. May has been the Chief Executive Officer of RM Advisors, LLC, a firm that consults with development-stage companies in the areas of capital formation and corporate structure. Mr. May has over 25 years of experience in the financial industry with Rauscher Pierce and Schneider Securities.

Albert McMullin was appointed as one of our directors on November 21, 2013.  He has been a director of NRG since 2011.  Since 2010 he has been a senior Vice President of All American Oil and Gas Company, a firm focusing on enhanced oil recovery in California and Texas.  Between 2006 and 2010 Mr.  McMullin was the President of Standard Investment Company, a firm which provided consulting services to development stage companies.  He has over 35 years of experience in the energy field and has worked for Exxon, Atlantic Richfield and United Gas Pipeline.

Philip F. Grey has been our director since July 24, 2012.  Between July 24, 2012 and November 21, 2013, Mr. Grey was our only officer.  Since 2010, Mr. Grey has been employed as a consultant by Securities Logistics Legal Group.  From March 2008 to 2010, Mr. Grey was employed at Velocity Capital Advisors, a company he founded, to act as an introducing broker for futures, commodities and forex business.  Prior to 2008, Mr. Grey was Vice President of Institutional Sales for Accuvest, Inc., a futures and commodities firm located in southern California.

The basis for the conclusion that each current director is qualified to serve as a director is shown below.

Name	Reason

Paul Laird	Oil and gas exploration and development experience
Duane Bacon	Oil and gas exploration and development experience
Roger May	Investment banking experience
Albert McMullin	Oil and gas exploration and development experience
Philip F. Grey	Investment banking experience

Philip F. Grey and Albert McMullin are the members of our compensation committee. The Board of Directors serves as our audit committee.

Mr. McMullin, and Mr. Grey are independent, as that term is defined in Section 803 A(2) of the NYSE MKT Company Guide.  Mr. Grey acts as our financial expert.

We have not adopted a code of ethics applicable to our principal executive, financial and accounting officers and persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation received by our principal executive and financial officers during the two years ended October 31, 2013.

				Restricted		Other
				Stock	Option	Annual
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total
		$				$	$

Paul Laird	2013	150,000	--	--	--	445	150,445
Chief Executive Officer	2012	150,000	--	--	--	791	150,791

Duane Bacon	2013	66,000	--	--	--	445	66,445
Chief Operating Officer	2012	66,000	--	--	--	791	66,791

Philip F. Grey	2013	--	--	--	--	--	--
Chief Executive	2012	--	--	--	--	--	--
Officer (prior to 11/21/13)

(1)
The dollar value of base salary (cash and non-cash) earned.  With the exception of Philip F. Grey, amounts reflect payments made by NRG for the periods shown.  During the years ended October 31, 2013 and October 31, 2012 we did not pay any compensation to any of our officers.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.

(5)	All other compensation received that could not be properly reported in any other column of the table.

The following shows the amounts we expect to pay to our officers and directors during the twelve months ending December 31, 2014 and the amount of time these persons expect to devote to us.

		Percent of Time
	Projected	to be Devoted to the
Name	Compensation	Company’s Business

Paul Laird	$150,000	100%
Duane Bacon	$66,000	100%

We have an employment agreement with Paul Laird.  Pursuant to the agreement, we will pay Mr. Laird $12,500 per month.  The employment agreement with Mr. Laird can be terminated at any time by either party without cause.

We have an employment agreement with Duane Bacon. Pursuant to the agreement, we will pay Mr. Bacon $5,500 per month.  The agreement with Mr. Bacon is terminable at any time without cause.

Stock Option and Stock Bonus Plans.  We do not have any stock option plans, although we may adopt one or more of such plans in the future.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights or long-term incentive plans.

Employee Pension, Profit Sharing or other Retirement Plans.  We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Other Arrangements.  In 2011 we granted Paul Laird and Duane Bacon each a 1% overriding royalty on NRG's leases in the Garcia Field.  In the discretion of our directors, we may in the future grant overriding royalty interests to other persons.

Compensation of Directors During Year Ended October 31, 2013.  During the year ended October 31, 2013, we did not compensate our directors for acting as such.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of January 31, 2014 by (i) each person whom we know beneficially owns more than 5% of the outstanding shares of its common stock; (ii) each of our officers; (iii) each of our directors; and (iv) all the officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended, and includes voting or investment power with respect to shares beneficially owned.

Name and Address	Number of Shares		Percentage
of Beneficial Owner	Beneficially Owned		of Class

Paul Laird	3,135,642		18.3%
1789 W. Littleton Blvd
Littleton, CO 80120

Duane Bacon	2,020,531	(1)	11.8%
5982 Heather Way
Longmont, CO 80503

Roger May	540,672		3.2%
2780 Indiana Street
Golden, CO 80401

Albert McMullin	106,793	(2)	.06%
4501 Merrie Lane
Belaire, TX 77401

Frank Grey	50,000		.03%
2114 Ridge Plaza Drive
Castle Rock, CO 80108

All officers and directors
as a group (five persons).	5,853,638		34%

(1)	Shares are held in the name of Energy Oil and Gas, a company controlled by Mr. Bacon.
(2)	Shares are held in the name of partnerships controlled by Mr. McMullin.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Our principal offices are located at 1789 W Littleton Blvd., Littleton, CO 80120.  Our offices, consisting of approximately 2200 square feet, are leased on a month-to-month basis at a rate of $2,667 per month.  Our Chief Executive Officer, Paul Laird, is a partner in the entity that owns the building.

In December 2010 NRG acquired oil and gas properties from Energy Oil and Gas, Inc. for 2,500,000 shares of NRG’s common stock and a promissory note in the principal amount of $360,000.  Duane Bacon, one of our officers and directors of, controls Energy Oil and Gas, Inc.

In connection with our acquisition of NRG, the following officers and directors received shares of our common stock in the amounts shown below.

Name	Number of Shares

Paul Laird	3,135,642
Duane Bacon	2,020,531
Roger May	412,174	(1)
Albert McMullin	106,793

(1)	Mr. May received 128,498 shares of our common stock for his services in arranging the acquisition of NRG by us.

See Item 11 of this report for information concerning overriding royalty interests we granted to Paul Laird and Duane Bacon.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Anton & Chia, LLP served as our independent registered public accountant for the year ended October 31, 2012.

The following table shows the aggregate fees billed by Anton & Chia to us for the periods shown.

	Year Ended October 31
	2012	2013

Audit Fees	$4,250	$8,000
Audit-Related Fees	--	--
Tax Fees	$3,795	$3,640
All Other Fees	--	--

Audit fees represent amounts invoiced for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our 10-Q reports.  Prior to contracting with Anton & Chia to render audit or non-audit services, each engagement was approved by our directors.

Kingery & Crouse, P.A. served as our independent registered public accountant for the year ended October 31, 2013.  Kingery & Crouse did not bill us for any services during the year ended October 31, 2013 since Kingery & Crouse was not retained until January 6, 2014.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Name
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Participation Agreement/Net Profits Interest (2)
10.2	Note Payable – Energy Oil and Gas, Inc. (2)
10.3	Convertible Promissory Note - $350,000 (2)
10.4	Convertible Promissory Note - $70,000 (2)
21	Subsidiaries
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File No. 333-175183).
(2)	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K (filed on November 22, 2013).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of February 2014.

DIVERSIFIED RESOURCES, INC.

By:	/s/ Paul Laird
Paul Laird, President

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Laird	President, Principal Financial Officer, Principal Accounting Officer and a Director	February 12, 2014
Paul Laird

/s/ Duane Bacon	Director	February 12, 2014
Duane Bacon

/s/ Roger May	Director	February 12, 2014
Roger May

/s/ Philip F. Grey	Director	February 12, 2014
Philip F. Grey

/s/ Albert McMullin	Director	February 12, 2014
Albert McMullin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Diversified Resources, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Diversified Resources, Inc. (a Development Stage Company) (the “Company”) as of October 31, 2013, and the related statement of operations, changes in stockholders’ deficit and cash flow for the year then ended, and for the period from March 19, 2009 (date of inception) through October 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of the Company for the period March 19, 2009 (date of inception) to October 31, 2012, were audited by the Company’s predecessor auditor, Anton & Chia LLP (the “Former Auditors”). The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period from March 19, 2009 (date of inception) to September 30, 2013 include amounts for the period March 19, 2009 (date of inception) to October 31, 2012. Our opinion, insofar as it relates to the amounts included for the period March 19, 2009 (date of inception) to October 31, 2012, is based solely on the report of the Former Auditors. The Former Auditors’ report, dated February 10, 2013, expressed an unqualified opinion and included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The Former Auditors report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the reports of Former Auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company. as of October 31, 2013,  and the related statements of operations, stockholders' deficit, and cash flows for the year then ended, and the period from March 19, 2009 (date of inception) through October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations and has no revenue generating operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse PA

Kingery & Crouse PA
Certified Public Accountants
Tampa, Florida
February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Diversified Resources, Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Diversified Resources, Inc. (the "Company") as of October 31, 2012, and the related statement of operations, changes in stockholders’ deficit and cash flows for the year ended October 31, 2012 and for the period from March 19, 2009 (Inception) through October 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2012 and the results of its operations and its cash flows for the year ended October 31, 2012 and for the period from March 19, 2009 (Inception) through October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenues and accumulated deficit of $291,149 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
 Newport Beach, CA

February 10, 2013

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Balance Sheets
as at October 31,

	2013	2012

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$-	$4,631

TOTAL ASSETS	$-	$4,631

LIABILITIES & STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$8,928	$-
Mineral Lease Payable	274,792	215,780
Stockholder Loan	14,010	-

Total Current Liabilities	297,730	215,780

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $0.001, authorized 50,000,000 shares	-	-
Common Stock, par value $0.001; authorized 450,000,000 shares;
issued and outstanding: 5,250,000 shares as of October 31, 2013 and 2012	5,250	5,250
Additional paid-in capital	74,750	74,750
Deficit accumulated in the development stage	(377,730)	(291,149)

Total Stockholders' Deficit	(297,730)	(211,149)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$4,631

The accompanying notes are an integral part of the financial statements.

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Statements of Operations

			For the period
			from
			Inception,
			March 19, 2009
	For the Years Ended		through
	October 31,		October 31,
	2013	2012	2013

REVENUES	$-	$-	$-

COSTS AND EXPENSES
Professional Fees	18,650	4,825	40,195
Filling Fees	7,981	13,962	34,821
Mineral Lease	59,012	59,014	236,051
General and Administrative	938	3,425	66,663

TOTAL EXPENSES	86,581	81,226	377,730

NET LOSS	$(86,581)	$(81,226)	$(377,730)

Net loss per share,
basic and diluted	$(0.02)	$(0.02)

Weighted average number of common
shares, outstanding, basic and diluted	5,250,000	5,250,000

The accompanying notes are an integral part of the financial statements.

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the period
			from
			Inception,
			March 19, 2009
	For the Years Ended		through
	October 31,		October 31,
	2013	2012	2013

OPERATING ACTIVITIES:
Net Loss	$(86,581)	$(81,226)	$(377,730)
Adjustments to reconcile net loss to net cash
used by operating activities:
(Increase) decrease in assets:	-	-	-
Increase (decrease) in liabilities:
Accounts payable	8,928	-	8,928
Accrued liabilities - mineral lease payable	59,012	59,014	274,792

Net Cash used in operating activities	(18,641)	(22,212)	(94,010)

INVESTING ACTIVITIES:
	-	-

Net Cash provided by Investing Activities	-	-

FINANCING ACTIVITIES:
Common shares issued for cash	-	-	60,000
Proceeds from related party notes	14,010	20,000	34,010

Net Cash provided by Financing Activities	14,010	20,000	94,010

NET INCREASE (DECREASE) IN CASH	(4,631)	(2,212)	-

CASH AT BEGINNING OF PERIOD	4,631	6,843	-

CASH AT END OF PERIOD	$-	$4,631	$-

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of related party notes	$-	$20,000

The accompanying notes are an integral part of the financial statements.

DIVERSIFIED RESOURCES, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficit
(Restated)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	the Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, March 19, 2009	-	$-	$-	$-	$-

Stock issued for cash @ $0.005 per share
May 12, 2009	3,000,000	3,000	12,000		15,000
Net loss, period ended October 31,2009				(63,695)	(63,695)

Balances at October 31, 2009	3,000,000	3,000	12,000	(63,695)	(48,695)

Stock issued for cash @ $0.02 per share
September 30, 2010	2,250,000	2,250	42,750		45,000
Net loss, year ended October 31, 2010				(59,877)	(59,877)

Balances at October 31, 2010	5,250,000	5,250	54,750	(123,572)	(63,572)

Adjustment to equity				(1,700)	(1,700)
Net loss, year ended October 31, 2011				(84,651)	(84,651)

Balances at October 31, 2011	5,250,000	5,250	54,750	(209,923)	(149,923)

Forgiveness of related party note			20,000		20,000
Net loss, year ended October 31, 2012				(81,226)	(81,226)

Balances at October 31, 2012	5,250,000	5,250	74,750	(291,149)	(211,149)

Net loss, year ended October 31, 2013				(86,581)	(86,581)

Balances at October 31, 2013	5,250,000	$5,250	$74,750	$(377,730)	$(297,730)

The accompanying notes are an integral part of the financial statements.

DIVERSIFIED RESOURCES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND GOING CONCERN

Diversified Resources Inc. (“the Company”) was incorporated in the State of Nevada on March 19, 2009 to pursue mineral extraction in the United States.

The Company is considered a development stage company, with limited operating revenues during the periods presented. The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as March 19, 2009. Since inception, the Company has incurred an operating loss of $377,730. The Company’s working capital has been generated through the sales of common stock and loans from related parties. Management has provided financial data since March 19, 2009, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions. The date of Inception is assigned as the date of incorporation, used for convenience as it is near the date of entering into a mineral lease.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company sustained operating losses during the years ended October 31, 2013 and 2012 and has a negative working capital in the amount of $297,730. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

On June 15, 2009 the Company leased two mining claims in Esmerelda County, Nevada, in the Dunfee Mine Area. The lease includes all additional claims within one mile of these claims. The area was the subject of a geological report on September 11, 2009. The term of the lease is for 20 years and renewable for additional 20 years assuming all conditions of the leases are met. The lease terms are further described in Note 6.

In November 2013, the Company entered into an agreement to exchange securities with Natural Resource Group, Inc (“NRG”), an oil and gas exploration company, whereby the shareholders of NRG received 14,558,150 shares of Diversified Resources, Inc.’s $0.001 par value common shares. The President sold 2,680,033 shares of the Company’s common stock to the Company for nominal consideration. The shares purchased from the President were returned to the status of authorized but unissued shares. Additionally, the former principals of the Company assumed all of the debts of the Company at the date of the exchange. The exchange was consummated on November 21, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of October 31, 2013, the Company had no cash equivalents.

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

The Company follows ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Contingent Liabilities

The Company records contingent liabilities when the amounts were incurred and determinable otherwise the Company will disclose the matter(s) and provide a range or best estimate of the contingency in the notes to the financial statements. There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors. As of October 31, 2013 and 2012, there were not contingent liabilities that required disclosure or accrual in the Company’s financial statements.

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

As of October 31, 2013 and 2012, the Company did not have any financial instruments.

Loss Per Share

The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  During periods when losses occur common stock equivalents, if any, are not considered in the computation as their effect would be anti-dilutive.

Development Stage Company

All of our operating results and cash flows reported in the accompanying financial statements from March 19, 2009 (inception) through October 31, 2013 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

 Recent Accounting Pronouncements

The Company does not believe that any recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – INCOME TAXES

No provision was made for federal income tax for the year ended October 31, 2013 and 2012, since the Company had net operating losses.

The Company has available a net operating loss carry-forward of approximately $377,000, which begins to expire in 2029 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2032. There are no material differences between the net operating loss carryforward and the accumulated loss for book purposes. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward. However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of October 31, 2013 and, 2012.

The tax effects of temporary differences that gave rise to the deferred tax liabilities and deferred tax assets as of October 31, 2013 and 2012 were:
	As of October 31,
	2013	2012

Deferred tax assets:

Net operating loss carry forwards	$61556	$26,250

Less: valuation allowance	(61,556)	(26,250)

Net deferred tax assets	$-	$-

The provision for income taxes consists of:
	As of October 31
	2013	2012

Expected tax expense (benefit) - Federal	$32,909	$7,414
Expected tax expense (benefit) - State	-	-
Permanent differences	-	-
Change in valuation allowance	(32,909)	(7,414)
Actual tax expense (benefit)	$-	$-

The following table shows the reconciliation of the Company’s effective tax rate to the expected federal tax rate for the years ended October 31, 2013 and 2012:

Statutory U.S. federal rate	34%
State income taxes	5%
39%
Net operating loss	-39%
0%

The Company files income tax returns in the U.S. and Colorado jurisdictions. There are currently no federal or state income tax examinations underway for these jurisdictions.  The Company is subject to tax examinations for all periods from inception because of its operating loss carryforwards.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 450,000,000 common shares of par value at $0.001 and 50,000,000 preferred shares of par value at $0.001. As of October 31, 2013, 5,250,000 shares of common stock and no preferred shares were issued and outstanding.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended October 31, 2012, Mr. Smith, the former President loaned $5,000 to the Company. The loan was payable on demand, carried no interest and had no maturity date. Mr. Smith forgave the entire amount of the loan as of October 31, 2012.

During the year ended October 31, 2013 and 2012, Philip F. Grey, the President loaned $14,010 and$15,000 respectively, to the Company. The loans were payable on demand, carried no interest and had no maturity date. Philip F. Grey forgave the $15,000 loan as of October 31, 2012 and forgave the $14,010 in November 2013 (see subsequent events footnote 7).

When the Company acquired Natural Resource Group, Inc. on November 21, 2013 (see note 7), Natural Resource Group, Inc. has an office lease for office space in Littleton, Colorado, with Spotswood Properties, LLC, a Colorado limited liability company (“Spotswood”), and an affiliate of the president, effective January 1, 2009, for a three-year term. Commencing July 1, 2010 the Company entered into a new lease the office space for a 3 year period ending July 1, 2013. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood. The Company is of the opinion that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $32,000 and $32,000 in fiscal years 2013 and 2012, respectively.  Natural Resource Group, Inc. is currently leasing the office space on a month to month basis under the same terms and conditions as the lease that expired July 31, 2013.

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

The Company failed to make the lease payment in 2012; and accordingly, the Lessor has the right to terminate the lease agreement at any time; however, the agreement is deemed enforceable as neither party has terminated the lease as of October 31, 2013. In accordance with the terms of the share exchange with NRG, the Company terminated the lease in November 2013 and the current management will assume liabilities under the lease, if any (see not 7 subsequent events).

The following is the financial commitment related to the lease over the following five fiscal years subject to the lease payment terms above:

2014	$75,000
2015	75,000
2016	75,000
2017	75,000
2018	75,000
2019 and Thereafter	750,000
Total	$1,125,000

NOTE 7 – SUBSEQUENT EVENTS

On November 21, 2013, the Company entered into and consummated a share exchange whereby the Company acquired 100% of the issued and outstanding shares of Natural Resource Group, Inc. (a Colorado corporation) in exchange for 14,558,150 shares of the Company’s $0.001 par value common stock. The Company’s President sold 2,680,033 shares of the Company’s $0.001 par value common stock for nominal consideration to the Company; the shares were returned to the authorized but unissued common stock. The Company’s management, at the time of the merger, assumed 100% of the Company’s liabilities. The shareholders of NRG now own 85% of the Company and NRG became a wholly owned subsidiary of the Company. NRG was founded in 2000, but was relatively inactive until December 2010 when it acquired oil and gas properties in exchange for its common stock and issued a promissory note.

The transaction will be accounted for as a reverse acquisition.

The Company issued 193,750 shares of the Company’s $0.001 par value common stock for $155,000 in cash in December 2013.