Form 10-Q
period 2014-01-31
Diversified Resources Inc.
filed 2014-04-10
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2014

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
(Address of principal executive offices, including zip code)

303-797-5417
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 18,210,867 shares of common stock as of April 6, 2014.

DIVERSIFED RESOURCES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Diversified Resources, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$20,222	$69,433
Accounts receivable, trade	13,726	32,378
Prepaid expenses	9,445	8,870
Total current assets	43,393	110,681

LONG-LIVED ASSETS
Property and Equipment, net of accumulated depreciation
of $7,790 and $4,111	35,713	39,392
Oil and gas properties - proved (successful efforts method)
net of accumulated depletion of $59,028 and $56,726	2,602,118	2,604,418
Oil and gas properties - unproved (successful efforts method)	64,126	64,126

Total assets	$2,745,350	$2,818,617

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$218,802	$185,251
Accounts payable, related party	147,444	130,361
Current portion of installment loan	5,141	4,692
Notes payable	318,895	299,379
Accrued interest	4,467	2,411
Accrued interest, related party	6,549	3,872
Accrued expenses	114,885	109,193
Total current liabilities	816,183	735,159

LONG TERM LIABILITIES
Long term debt, related party	107,070	107,070
Long term portion of installment loan	12,167	13,765
Asset retirement obligation	224,375	222,375

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 50,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, $0.001 par value, 450,000,000 shares authorized,
17,326,867 and 14,563,150 shares issued and outstanding in 2014 and 2013 respectively	17,327	14,563
Additional paid in capital	4,886,385	4,734,138
Accumulated deficit	(3,318,157)	(3,008,453)
Total stockholders' equity	1,585,555	1,509,348

Total liabilities and stockholders' equity	$2,745,350	$2,818,617

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	January 31,	January 31,
	2014	2013

Operating revenues
Oil and gas sales	$12,766	$20,632

Operating expenses
Exploration costs, including dry holes	21,817	16,520
Lease operating expenses	55,646	6,444
General and administrative	206,498	49,847
Depreciation expense	3,679	933
Depletion expense	2,300	4,400
Accretion expense	2,000	5,200
Total operating expenses	291,940	83,344

(Loss) from operations	(279,174)	(62,712)

Other income (expense)
Interest expense	(30,530)	(29,246)
Other income (expense), net	(30,530)	(29,246)

Net (loss)	$(309,704)	$(91,958)

Net (loss) per common share
Basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding
Basic and diluted	17,263,688	14,563,150

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,	January 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$(203,093)	$(18,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of oil and gas properties	-	4,867
Purchase of property and equipment	-	(1,396)
Net cash (used in) investing activities	-	3,471

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	155,000	-
Proceeds from notes payable	-	60,000
Payment on notes payable	(1,118)	-
Net cash provided by financing activities	153,882	60,000

INCREASE (DECREASE) IN CASH	(49,211)	45,106

BEGINNING BALANCE	69,433	5,682

ENDING BALANCE	$20,222	$50,788

Cash paid for income taxes	$-	$-
Cash paid for interest	$11,014	$13,534

Supplemental schedule of non-cash investing and financing
activities:
Issuance of common stock for Natural Resource Group, Inc. recapitalization	$14,563	$-
Forgiveness of related party notes	$14,040	$-
Assumption of liabilities by former officer and shareholder	$283,701	$-

See accompanying notes to the financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

NOTE 1 – BASIS OF PRESENTATION

The interim consolidated financial statements of Diversified Resources, Inc. (“we”, “us”, “our”, “Diversified”, or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, drilling risks, geological risks, the timing of acquisitions, and our ability to obtain additional capital. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Diversified’s Annual Report on Form 10-K for the year ended October 31, 2013 as filed with the Securities and Exchange Commission (“SEC”) on February 13, 2014.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by US GAAP for annual consolidated financial statements.

Although, from a legal standpoint, we acquired NRG on November 21, 2013, for financial reporting purposes the acquisition of NRG constituted a recapitalization, and the acquisition was accounted for as a reverse merger, whereby NRG was deemed to have acquired us.  Consequently, this report contains the historical financial statements of NRG for the three months ended January 31, 2014 and 2013.  From and after November 21, 2013, our financial statements have been consolidated with those of NRG, our wholly owned subsidiary.

The consolidated financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such consolidated financial statements. The results of operations for the three months ended January 31, 2014 and 2013 are not necessarily indicative of the entire fiscal year for any other period.

NOTE 2 – ORGANIZATION AND GOING CONCERN

Diversified Resources Inc. (“the Company”) was incorporated in the State of Nevada on March 19, 2009 to pursue mineral extraction in the United States.

Effective November 21, 2013 we acquired 100% of the outstanding shares of Natural Resource Group, Inc. in exchange for 14,558,150 shares of our common stock

NRG was incorporated in Colorado in 2000 but was relatively inactive until December 2010.  In December 2010, NRG acquired oil and gas wells, leases and other properties from Energy Oil and Gas, Inc.

The Company sustained operating losses during the years ended October 31, 2013 and 2012 and during the three months ended January 31, 2014 and 2013. The Company has a negative working capital in the amount of $772,790. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

On June 15, 2009 the Company leased two mining claims in Esmerelda County, Nevada, in the Dunfee Mine Area.  The lease includes all additional claims within one mile of these claims.  The area was the subject of a geological report on September 11, 2009.  The term of the lease is for 20 years and renewable for additional 20 years assuming all conditions of the lease are met. The lease was terminated on November 21, 2013 in connection with the acquisition of NRG.

In November 2013, the Company entered into an agreement to exchange securities with Natural Resource Group, Inc. (“NRG”), an oil and gas exploration company, whereby the shareholders of NRG received 14,558,150 shares of Diversified Resources, Inc.’s $0.001 par value common shares. The President sold 2,680,033 shares of the Company’s common stock to the Company for nominal consideration.  The shares purchased from the President were returned to the status of authorized but unissued shares. Additionally, the former principals of the Company assumed all of the debts of the Company at the date of the exchange. The exchange was consummated on November 21, 2013.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated unaudited financial statements include the accounts of Diversified Resources, Inc. and its wholly owned subsidiary, Natural Resource Group, Inc. Any inter-company accounts and transactions have been eliminated.

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates of oil and gas reserve quantities provide the basis for calculation of depletion, depreciation, and amortization, and impairment, each of which represents a significant component of the financial statements.  Actual results could differ from those estimates.

Revenue Recognition

We recognize oil and gas revenue from interests in producing wells as the oil and gas is sold. Revenue from the purchase, transportation, and sale of natural gas is recognized upon completion of the sale and when transported volumes are delivered. We recognize revenue related to gas balancing agreements based on the sales method. Our net imbalance position at January 31, 2014 was immaterial.

Accounting for Oil and Gas Activities

Successful Efforts Method   We account for crude oil and natural gas properties under the successful efforts method of accounting. Under this method, costs to acquire mineral interests in crude oil and natural gas properties, drill and equip exploratory wells that find proved reserves, and drill and equip development wells are capitalized. Capitalized costs of producing crude oil and natural gas properties, along with support equipment and facilities, are amortized to expense by the unit-of-production method based on proved crude oil and natural gas reserves on a field-by-field basis, as estimated by our qualified petroleum engineers. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated depreciation, depletion and amortization amounts are eliminated from the accounts and the resulting gain or loss is recognized. Repairs and maintenance are expensed as incurred.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

Assets are grouped in accordance with the Extractive Industries - Oil and Gas Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.

Depreciation, depletion and amortization (“DDA”) of the cost of proved oil and gas properties are calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account.

Proved Property Impairment   We review individually significant proved oil and gas properties and other long-lived assets for impairment at least annually at year-end, or quarterly when events and circumstances indicate a decline in the recoverability of the carrying values of such properties, such as a negative revision of reserves estimates or sustained decrease in commodity prices. We estimate future cash flows expected in connection with the properties and compare such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amount of a property exceeds its estimated undiscounted future cash flows, the carrying amount is reduced to estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and gas production, commodity prices based on published forward commodity price curves as of the date of the estimate, operating and development costs, and a risk-adjusted discount rate.

Unproved Property Impairment   Our unproved properties consist of leasehold costs and allocated value to probable and possible reserves from acquisitions. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss at the time of impairment by providing an impairment allowance. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable exploration activity on the property being evaluated and/or adjacent properties, our geologists' evaluation of the property, and the remaining months in the lease term for the property.

Exploration Costs   Geological and geophysical costs, delay rentals, amortization of unproved leasehold costs, and costs to drill exploratory wells that do not find proved reserves are expensed as oil and gas exploration. We carry the costs of an exploratory well as an asset if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well and as long as we are making sufficient progress assessing the reserves and the economic and operating viability of the project.  Geological and geophysical costs were $21,817 and $16,520 for the three months ended January 31, 2014 and 2013, respectively, and are included in Exploration Costs in the accompanying financial statements.

Asset Retirement Obligations   Asset retirement obligations consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. We recognize the fair value of a liability for an ARO in the period in which it is incurred when we have an existing legal obligation associated with the retirement of our oil and gas properties that can reasonably be estimated, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and gas asset.  The asset retirement cost is determined at current costs and is inflated into future dollars using an inflation rate that is based on the consumer price index. The future projected cash flows are then discounted to their present value using a credit-adjusted risk-free rate. After initial recording, the liability is increased for the passage of time, with the increase being reflected as accretion expense and included in our DD&A expense in the statement of operations. Subsequent adjustments in the cost estimate are reflected in the liability and the amounts continue to be amortized over the useful life of the related long-lived asset.

Property and Equipment

Property and equipment consists of production buildings, furniture, fixtures, equipment and vehicles which are recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to fifteen years.
Maintenance and repairs are charged to expense as incurred.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

Impairment of Long Lived Assets

The long-lived assets of the Company consist primarily of proved oil and gas properties and undeveloped leaseholds. The Company reviews the carrying values of its oil and gas properties and undeveloped leaseholds annually or whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows. The impairment analysis performed by the Company may utilize Level 3 inputs.

The Company did not record any property impairment in three months ended January 31, 2014 or 2013.

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes.  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized. Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740.

The Company follows ASC 740 Accounting for Uncertainty in Income Taxes. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Contingent Liabilities

The Company records contingent liabilities when the amounts were incurred and determinable otherwise the Company will disclose the matter(s) and provide a range or best estimate of the contingency in the notes to the financial statements. There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors. As of January 31, 2014, there were no contingent liabilities that required disclosure or accrual in the Company’s financial statements.

Loss Per Share

The Company computes net loss per share in accordance with ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. During periods when losses occur common stock equivalents, if any, are not considered in the computation as their effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company does not believe that any recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

NOTE 4 – Notes Payable

Notes Payable Affiliates—In December 2010, the Company entered into a purchase and sale agreement to acquire certain oil and gas assets located in Adams, County, Broomfield, County, Huerfano County, Las Animas County, Morgan County and Weld County Colorado. The Company issued 2,500,000 shares of its $0.0001 par value Common Stock and a promissory note for $360,000 bearing interest at 10% with an original maturity date of March 1, 2011. The shares were valued at $1 per share based on sales of our common stock to third-parties. The promissory note is collateralized by the property and equipment transferred and was subsequently subrogated to a convertible promissory note on January 12, 2012.  On July 30, 2013, the maturity date of the note was extended to December 11, 2015.  The balance on the note is $107,070 at January 31, 2014, with interest accrued in the amount of $3,872.

NOTE 5 – Long-term Debt

Convertible Promissory Note—On January 12, 2012 the Company entered into a convertible promissory note bearing interest at 10%, due January 11, 2014 and was extended to July 17, 2014.  The note is collateralized by a first priority deed of trust in approximately 4,600 acres of oil and gas leasehold interests in the Garcia Field together with the existing wells and equipment in the field. The terms provide for an initial draw of $150,000 with the potential for two subsequent draws of $100,000 each. The Company has drawn $250,000 on the facility and the balance at January 31, 2014 was $248,895. The lender has the right to convert the principal to a working interest to a 10% working interest in the collateral as well as a 10% interest in all wells owned by the Company in the Garcia Field in which the lender does not have the 20% modified net profits interest described in Note 6.  In the event the principal is less than $350,000, the conversion shall be reduced proportionately. The Company has the right to prepay the note without penalties or fees after giving the lender ten days’ notice of its intent. If lender does elect to convert within 10 days after receiving said notice, the conversion rights terminate.  The Company recorded a discount to the debt of $136,599 and recognized accretion of the discount in the amounts of $15,712 and $15,712 for the three months ended January 31, 2014 and 2013 respectively. The company reviewed the conversion feature for beneficial conversion features and embedded derivatives, and determined that neither applied.

Convertible Promissory Note—On May 18, 2012 the Company entered into a $70,000 convertible promissory note bearing interest at 10%, due May 31, 2014. The note is collateralized by a second priority deed of trust on all the wells, equipment and approximately 4,600 acres of oil and gas leasehold interests in the Garcia Field. The lender has the right to convert the principal balance to a 2% working interest in the collateral or 70,000 shares of the Company’s $0.0001 par value common stock. In the event the principal is less than $70,000, the conversion shall be reduced proportionately. The Company has the right to prepay the note without penalties or fees after giving the lender ten days’ notice of its intent. If lender does elect to convert within 10 days after receiving said notice, the conversion rights terminate. The company reviewed the conversion feature for beneficial conversion features and embedded derivatives, and determined that neither applied.

Installment Loan—the Company entered into an installment loan on July 4, 2013 bearing interest of 5.39%. The loan is payable in monthly installments of $464 over 48 months commencing August 4, 2013.  The loan is collateralized by a vehicle.

The following summarizes the notes payable:

Convertible promissory note	$248,895
Convertible promissory note	70,000
Installment loan	17,308
336,203
Current portion	(324,036)
Long-term debt	$12,167

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

NOTE 6 – PARTICIPATION AGREEMENT

In connection with the convertible promissory note described in note 5, the Company entered into a participation agreement with a nonaffiliated company whereby the maker of the promissory note would advance up to $350,000 to conduct additional development of the underlying leases at the Garcia Field and drill and complete three additional wells on the acreage. As of January 31, 2014, $248,895 was advanced to the Company. In consideration of making the promissory note, the lender was assigned a 1% overriding royalty interest in the 4,600 acre field and a 20% modified net profits interest in the existing four producing wells in the Garcia Field and a 20% modified net profits interest in three additional wells to be drilled on said acreage. The Company valued the net profits interest and the overriding royalty interest at $136,599 using 10% present value over the estimated life of the wells. The amount was recorded as a debt discount and is being amortized using the effective interest rate method over the life of the promissory note (3 years). Additionally, the lender has the right, at any point during the period of the note, to convert the remaining principal balance on the note to a working interest (see note 5).

The modified net profits interest is based on the gross proceeds from the sale of oil, gas and other minerals in the 4 producing wells in the Garcia Field and 3 additional wells to be drilled. The 20% is applied to 100% of the Company’s net revenue interest in the wells which cannot be less than 80% and is reduced by any of the following expenditures:

●	any overriding royalties or other burden on production in excess of the 80% net revenue interest;
●	production, severance and similar taxes assessed by any taxing authority based on volume or value of the production;
●	direct costs incurred in lifting oil or natural gas, or the operating or producing such wells excluding administrative, supervisory or other indirect costs,
●	costs reasonably incurred to process the production for market;
●	costs reasonably incurred in transportation, delivery, storage or marketing the production.

NOTE 7 – INCOME TAXES

No provision was made for federal income tax for the three months ended January 31, 2014 and 2013, since the Company had net operating loss carryforwards.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 450,000,000 common shares of par value at $0.001 and 50,000,000 preferred shares of par value at $0.001.

In November 2013, the Company entered into an agreement to exchange securities with Natural Resource Group, Inc. (“NRG”), an oil and gas exploration company, whereby the shareholders of NRG received 14,558,150 shares of Diversified Resources, Inc.’s $0.001 par value common shares. The President sold 2,680,033 shares of the Company’s common stock to the Company for nominal consideration.  The shares purchased from the President were returned to the status of authorized but unissued shares. Additionally, the former principals of the Company assumed all of the debts of the Company at the date of the exchange. The exchange was consummated on November 21, 2013 and was accounted for as a recapitalization of the Company whereby NRG was the accounting acquirer and issued 5,250,000 shares of common stock for the net assets of the Company.

During the three months ended January 31, 2014, the Company issued 193,750 shares of its $0.001 par value common stock in consideration of $155,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended October 31, 2013, Philip F. Grey, the President loaned $14,040, to the Company.  The loan was payable on demand, carried no interest and had no maturity date.  Philip F. Grey forgave the $14,040 loan as of November 21, 2013.  Additionally connection with the stock exchange (note 8) Mr. Grey assumed obligations in the amount of $283,701 consisting of accounts payable of $8,909 and a mineral lease obligation of $274,792.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

Natural Resource Group, Inc. has an office lease for office space in Littleton, Colorado, with Spotswood Properties, LLC, a Colorado limited liability company (“Spotswood”), and an affiliate of the president, effective January 1, 2009, for a three-year term. Commencing July 1, 2010 the Company entered into a new lease the office space for a 3 year period ending July 1, 2013. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood. The Company is of the opinion that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $2,667 and $5,333 was accrued during the period ended January 31, 2014.  The Company has an accrued liability in the amount of $18,667 for accrued rent at January 31, 2014.  Natural Resource Group, Inc. is currently leasing the office space on a month to month basis under the same terms and conditions as the lease that expired July 31, 2013.

The Company paid a director and shareholder $23,500 in the three months ended January 31, 2014 for financial public relations consulting.

The Company paid the President’s brother $12,000 and $600 in the three month ended January 31, 2014 and 2013 respectively for landman consulting services.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal--We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

Environmental--We accrue for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded at their undiscounted value as assets when their receipt is deemed probable.

Employment Agreements--The Company has written employment agreements with its President. Pursuant to his employment agreements, said officer will devote such time as each deems necessary to perform his duties to the Company and are subject to conflicts of interest. The employment agreement is an “at will agreement;” however, in the event of termination by the Company, the agreement provides for severance pay equal to four months of base salary in effect at the time of termination. There is also a provision providing for twelve months of base pay in the event of a change in control of the Company. The agreement provides for a two year non-compete in the event of termination. Pursuant to the employment agreements, the President will receive a base salary compensation in the aggregate amount of $150,000 per annum.  The President may be granted royalties pursuant to the royalty program.

The Company has a written “at will” employment agreement with its Operations Manager (also a principal shareholder) which provides for annual compensation of $66,000 and provides that when the Company achieves three consecutive months of positive cash to the extent that the Company would still have positive cash flow in the event the compensation was increased by 50%, then there will be a permanent increase in compensation equal to the current compensation multiplied by 150%; however, in the event of termination by the Company, the agreement provides for severance pay equal to four months of base salary in effect at the time of termination. There is also a provision providing for twelve months of base pay in the event of a change in control of the Company. The agreement provides for a two year non-compete in the event of termination. The Operations Manager may be granted royalties pursuant to the royalty program.

NOTE 11 – SUBSEQUENT EVENTS

The Company sold 664,000 shares of its common stock for $332,000 in cash in February 2014 and March 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements included in our annual report on Form 10-K for the year ended October 31, 2013 as filed with the SEC on February 13, 2014.

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

Unless otherwise indicated, all references to us include the operations of NRG.

NRG was incorporated in Colorado in 2000 but was relatively inactive until December 2010.  In December 2010, NRG acquired oil and gas wells, leases and other properties from Energy Oil and Gas, Inc.

In December 2010 NRG acquired oil and gas properties from Energy Oil and Gas, Inc. for 2,500,000 shares of its common stock and a promissory note in the principal amount of $360,000.  As of March 31, 2014, the principal amount of this note was $107,070.

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

Subsequent to December 2010, leases covering 160 acres in the Garcia Field were sold and leases covering 960 acres in the Garcia Field expired.  In 2013, we acquired a 640 acre lease (100% working interest, 80% net revenue interest) in the D-J Basin.

The Garcia Field is located in Las Animas County, Colorado, approximately 10 miles from Trinidad, Colorado.

The Denver/Julesburg (“D-J”) Basin is located in Northeastern Colorado.

The following table shows our net production of oil, gas and natural gas liquids for the periods indicated:

	Three Months Ended January 31,
	2014	2013
Production:
Oil (Bbls)	0	143
Gas (Mcf)	1,113	952
Natural Gas Liquids (gallons)	6,359	6,981

The following table shows, as of March 31, 2014, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

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

As of March 31, 2014 we were not drilling, or reworking any oil or gas wells and one well in the Garcia Field was awaiting completion.

During the twelve months ending March 31, 2015, we plan to:

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

Results of Operations

In November 2013, the Company entered into an agreement to exchange securities with Natural Resource Group, Inc. (“NRG”), an oil and gas exploration company, whereby the shareholders of  NRG  received 14,558,150 shares of the Company’s common stock. The then President of the Company sold 2,680,033 shares of the Company’s common stock to the Company for nominal consideration.  The 2,680,033 shares were returned to the status of authorized but unissued shares. Additionally, the former principals of the Company assumed all of the debts of the Company at the date of the exchange. The exchange was consummated on November 21, 2013 and was accounted for as a recapitalization of the Company whereby NRG was the accounting acquirer and issued 5,250,000 shares of common stock for the net assets of the Company.

The financial statements of NRG as of October 31, 2012 and July 31, 2013 were included as part of an 8-K report we filed with the Securities and Exchange Commission on November 22, 2013.  The 8-K can be reviewed on the SEC’s website (www.sec.gov).  NRG’s financial statements for the year ended October 31, 2013 will be filed as an amendment to the 8-K report.

Material changes in our Statement of Operations for the three months ended January 31, 2014, as compared to the same period in the prior year, are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

Operating revenues	D	Certain wells were shut in for work and the Company did not sell any oil during the period

Operating expenses	I	Increased operating compression costs

General and
Administrative	I	Increased professional fees associated with being a public company.

Interest expense	I	Increase is nominal and considered in the ordinary course of business expenses

Liquidity and Capital Resources

Our sources and (uses) of funds for the three months ended January 31, 2014 and January 31, 2013 are shown below:

	Three Months ended January 31,
	2014	2013

Cash used in operations	$(203,093)	$(18,365)
Sale of oil and gas properties	--	4,867
Purchase of equipment	--	(1,396)
Sale of common stock	155,000	--
Loans	--	60,000
Other	(1,118)	--

Between December 2013 and March 31, 2014 we sold 857,750 shares of our common stock to a group of private investors for cash of $487,000.

As of March 31, 2014, operating expenses were approximately $41,200 per month, which amount includes salaries and other corporate overhead, but excludes expenses associated with drilling, completing or reworking wells, lease operating expenses and interest expense.

We estimate our capital requirements for the twelve months ending March 31, 2015 will be as follows:

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

Critical Accounting Policies and Estimates

See Note 3 to the financial statements included as part of this report for a description of our critical accounting policies.

Recent Accounting Pronouncements

We do not believe that any recently issued accounting pronouncements will have a material impact on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of January 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul Laird.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul Laird.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul Laird.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED RESOURCES, INC.

Date: April 7, 2014	By:	/s/ Paul Laird
Paul Laird
Principal Executive, Financial and Accounting Officer