Form 10-Q
period 2014-04-30
Diversified Resources Inc.
filed 2014-06-16
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 18,565,867 shares of common stock as of June 2, 2014.

DIVERSIFED RESOURCES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Diversified Resources, Inc.
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2014	2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$113,021	$69,433
Accounts receivable, trade	6,411	32,378
Prepaid expenses	16,286	8,870
Total current assets	135,718	110,681

LONG-LIVED ASSETS
Property and Equipment, net of accumulated depreciation
of $8,342 and $4,111 in 2014 and 2013 respectively	36,439	39,392
Oil and gas properties - proved (successful efforts method)
net of accumulated depletion of $63,995 and $56,726 in 2014 and 2013 respectively	2,597,217	2,604,418
Oil and gas properties - proved undeveloped (successful efforts method)	64,126	64,126

Total assets	$2,833,500	$2,818,617

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$168,517	$185,251
Accounts payable, related party	127,736	130,361
Current portion of long term debt	4,692	4,692
Notes payable	318,895	299,379
Accrued interest	2,165	2,411
Accrued interest, related party	9,226	3,872
Accrued expenses	115,974	109,193
Total current liabilities	747,205	735,159

LONG TERM LIABILITIES
Long term debt, related party	107,070	107,070
Long term debt	11,451	13,765
Asset retirement obligation	226,375	222,375

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 50,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, $0.001 par value, 450,000,000 shares authorized,
18,445,867 and 14,563,150 shares issued and outstanding in 2014 and 2013 respectively	18,446	14,563
Additional paid in capital	5,447,266	4,734,138
Accumulated deficit	(3,724,313)	(3,008,453)
Total stockholders' equity	1,741,399	1,740,248

Total liabilities and stockholders' equity	$2,833,500	$2,818,617

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 30,	April 30,
	2014	2013

Operating revenues
Oil and gas sales	$9,874	$11,481

Operating expenses
Exploration costs, including dry holes	19,984	16,500
Lease operating expenses	66,372	30,086
General and administrative	309,124	65,253
Depreciation expense	3,679	1,035
Depletion expense	1,800	3,000
Accretion expense	2,000	5,200
Total operating expenses	402,959	121,074

(Loss) from operations	(393,085)	(109,593)

Other income (expense)
Interest expense	(13,070)	(30,821)
Other income (expense), net	(13,070)	(30,821)

Net (loss)	$(406,155)	$(140,414)

Net (loss) per common share
Basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding
Basic and diluted	17,704,826	13,095,085

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	April 30,	April 30,
	2014	2013

Operating revenues
Oil and gas sales	$22,640	$32,113

Operating expenses
Exploration costs, including dry holes	41,801	33,020
Lease operating expenses	122,018	36,530
General and administrative	515,622	115,100
Depreciation expense	7,358	1,968
Depletion expense	4,100	7,400
Accretion expense	4,000	10,400
Total operating expenses	694,899	204,418

(Loss) from operations	(672,259)	(172,305)

Other income (expense)
Loss on disposition of assets	-	(34,480)
Interest expense	(43,601)	(60,067)
Other income (expense), net	(43,601)	(94,547)

Net (loss)	(715,860)	(266,852)

Net (loss) per common share
Basic and diluted	$(0.04)	$(0.02)

Weighted average shares outstanding
Basic and diluted	17,197,260	13,095,085

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 30,	April 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) operating activities	$(669,820)	$(78,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for oil and gas properties	-	(4,140)
Cash paid for purchase of property and equipment	(1,278)	(2,209)
Net cash (used in) investing activities	(1,278)	(6,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	717,000	50,000
Proceeds from notes payable	-	60,000
Payment on notes payable	(2,314)	-
Net cash provided by financing activities	714,686	110,000

INCREASE (DECREASE) IN CASH	43,588	25,357

BEGINNING BALANCE	69,433	1,051

ENDING BALANCE	$113,021	$26,408

Cash paid for income taxes	$-	$-
Cash paid for interest	$17,276	$23,284

Supplemental schedule of non-cash investing and
financing activities:
Issuance of common stock for Natural Resource Group, Inc. Common Stock	$14,558	$-
Forgivness of related party notes	$14,040	$-
Assumption of liabilites by former officer and shareholder	$283,701	$-

See accompanying notes to the financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014

NOTE 1 – BASIS OF PRESENTATION

The interim consolidated financial statements of Diversified Resources, Inc. (“we”, “us”, “our”, “Diversified”, or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, drilling risks, geological risks, the timing of acquisitions, and our ability to obtain additional capital. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Diversified’s Annual Report on Form 10-K for the year ended October 31, 2013 as filed with the Securities and Exchange Commission (“SEC”) on February 13, 2014 and the Form 8-K/A filed May 29, 2014 .  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by US GAAP for annual consolidated financial statements.

Although, from a legal standpoint, we acquired Natural Resource Group, Inc. (“NRG”) on November 21, 2013, for financial reporting purposes the acquisition of NRG constituted a recapitalization, and the acquisition was accounted for as a reverse merger, whereby NRG was deemed to have acquired us.  Consequently, this report contains the historical financial statements of NRG for the three and six months ended April 30, 2014 and 2013.  From and after November 21, 2013, our financial statements have been consolidated with those of NRG, our wholly owned subsidiary.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the conditions below raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company sustained operating losses during the years ended October 31, 2013 and 2012 and during the six months ended April 30, 2014 and 2013. The Company has a negative working capital in the amount of $611,487. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014

Management’s plans include obtaining additional debt or equity financing to fund operations; however, there can be no assurance that management will be successful in its efforts to obtain additional funding.

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

Revenue Recognition

We recognize oil and gas revenue from interests in producing wells as the oil and gas is sold. Revenue from the purchase, transportation, and sale of natural gas is recognized upon completion of the sale and when transported volumes are delivered. We recognize revenue related to gas balancing agreements based on the sales method. Our net imbalance position at April 30, 2014 and 2013 was immaterial.

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

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014

Assets are grouped in accordance with the Extractive Industries - Oil and Gas Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.

Depreciation, depletion and amortization of the cost of proved oil and gas properties are calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization (“DD&A”) for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account.

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

Exploration Costs   Geological and geophysical costs, delay rentals, amortization of unproved leasehold costs, and costs to drill exploratory wells that do not find proved reserves are expensed as oil and gas exploration. We carry the costs of an exploratory well as an asset if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well and as long as we are making sufficient progress assessing the reserves and the economic and operating viability of the project.  Geological and geophysical costs were $41,801 and $33,020 for the six months ended April 30, 2014 and 2013, respectively, and are included in Exploration Costs in the accompanying financial statements.

Asset Retirement Obligations   Asset retirement obligations (ARO”) consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. We recognize the fair value of a liability for an ARO in the period in which it is incurred when we have an existing legal obligation associated with the retirement of our oil and gas properties that can reasonably be estimated, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and gas asset.  The asset retirement cost is determined at current costs and is inflated into future dollars using an inflation rate that is based on the consumer price index. The future projected cash flows are then discounted to their present value using a credit-adjusted risk-free rate. After initial recording, the liability is increased for the passage of time, with the increase being reflected as accretion expense and included in our DD&A expense in the statement of operations. Subsequent adjustments in the cost estimate are reflected in the liability and the amounts continue to be amortized over the useful life of the related long-lived asset.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014

Property and Equipment

Property and equipment consists of production buildings, furniture, fixtures, equipment and vehicles which are recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to fifteen years.

Maintenance and repairs are charged to expense as incurred

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

The Company did not record any property impairment during the six months ended April 30, 2014 or 2013.

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

Contingent Liabilities

The Company records contingent liabilities when the amounts were incurred and determinable otherwise the Company will disclose the matter(s) and provide a range or best estimate of the contingency in the notes to the financial statements. There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors. As of April 30, 2014, there were no contingent liabilities that required disclosure or accrual in the Company’s financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014

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

NOTE 4 – Participation Agreement

In connection with the convertible promissory note described in Note 6, the Company entered into a participation agreement with a nonaffiliated company whereby the maker of the promissory note would advance up to $350,000 to conduct additional development of the underlying leases at the Garcia Field and drill and complete three additional wells on the acreage. During 2012, $250,000 was advanced to the Company. In consideration of making the promissory note, the lender was assigned a 1% overriding royalty interest in the 4,600 acre field and a 20% modified net profits interest in the existing four producing wells in the Garcia Field and a 20% modified net profits interest in three additional wells to be drilled on said acreage. The Company valued the net profits interest and the overriding royalty interest at $136,599 using 10% present value over the estimated life of the wells. The amount was recorded as a debt discount and is being amortized using the effective interest rate method over the life of the promissory note (3 years). Additionally, the lender has the right, at any point during the period of the note, to convert the remaining principal balance on the note to a working interest (see Note 6).

The modified net profits interest is based on the gross proceeds from the sale of oil, gas and other minerals in the four producing wells in the Garcia Field and three additional wells to be drilled. The 20% is applied to 100% of the Company’s net revenue interest in the wells which cannot be less than 80% and is reduced by any of the following expenditures:

●	any overriding royalties or other burden on production in excess of the 80% net revenue interest;
●	production, severance and similar taxes assessed by any taxing authority based on volume or value of the production;
●	direct costs incurred in lifting oil or natural gas, or the operating or producing such wells excluding administrative, supervisory or other indirect costs;
●	costs reasonably incurred to process the production for market;
●	costs reasonably incurred in transportation, delivery, storage or marketing the production.

NOTE 5 – Notes Payable

Notes Payable Affiliates—In December 2010, the Company entered into a purchase and sale agreement to acquire certain oil and gas assets located in Adams, Broomfield, Huerfano, Las Animas, Morgan and Weld Counties Colorado. The Company issued 2,500,000 shares of its $0.0001 par value Common Stock and a promissory note for $360,000 bearing interest at 10% with an original maturity date of March 1, 2011. The shares were valued at $1 per share based on sales of our common stock to third-parties. The promissory note is collateralized by the property and equipment transferred and was subsequently subrogated to a convertible promissory note on January 12, 2012.  On July 30, 2013, the maturity date of the note was extended to December 11, 2015.  The balance on the note is $107,070 at April 30, 2014 with interest accrued in the amount of $2,165.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014

NOTE 6 – Long-term Debt

Convertible Promissory Note—On January 12, 2012 the Company entered into a convertible promissory note bearing interest at 10%, due January 11, 2014 which was extended to July 17, 2014.  The note is collateralized by a first priority deed of trust in approximately 4,600 acres of oil and gas leasehold interests in the Garcia Field together with the existing wells and equipment in the field. The terms provide for an initial draw of $150,000 with the potential for two subsequent draws of $100,000 each. The Company has drawn $250,000 on the facility and the balance at April 30, 2014 is $248,895. The lender has the right to convert the principal to a 10% working interest in the collateral as well as a 10% interest in all wells owned by the Company in the Garcia Field in which the lender does not have the 20% modified net profits interest described in note 3. In the event the principal is less than $350,000, the conversion shall be reduced proportionately.  The Company has the right to prepay the note without penalties or fees after giving the lender ten days’ notice of its intent. If lender does elect to convert within 10 days after receiving said notice, the conversion rights terminate.  The Company recorded a discount to the debt of $136,599 and recognized accretion of the discount in the amounts of $19,516 and $33,187 for the six months ended April 30, 2014 and 2013 respectively and $-0- and $17,475 for the three months ended April 30, 2014 and 2013 respectively. The Company reviewed the conversion feature for beneficial conversion features and embedded derivatives, and determined that neither applied.

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

The following summarizes the notes payable:
	2014	2013

Convertible promissory note	248,895	248,895
Debt Discount, net of amortization	--	(19,516)
Convertible promissory note	70,000	70,000
Installment loan	16,143	18,457
	335,038	317,836
Current portion long term debt	(4,692)	(4,692)
Current portion promissory notes	(318,895)	(299,379)
Long term debt	11,451	13,765

NOTE 7 – INCOME TAXES

No provision was made for federal income tax for the three and six months ended April 30, 2014 and 2013, since the Company had net operating losses.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 450,000,000 common shares of par value at $0.001 and 50,000,000 preferred shares of par value at $0.001. As of April 30, 2014, 18,445,867 shares of common stock and no preferred shares were issued and outstanding.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014

During the six months ended April 30, 2014, the Company issued 1,317,750 shares of its $0.001 par value common stock in consideration of $717,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended October 31, 2013, Philip F. Grey, the President loaned $14,040, to the Company.  The loan was payable on demand, carried no interest and had no maturity date.  Philip F. Grey forgave the $14,040 loan as of November 21, 2013.

Natural Resource Group, Inc. has an office lease for office space in Littleton, Colorado, with Spotswood Properties, LLC, a Colorado limited liability company (“Spotswood”), and an affiliate of the president, effective January 1, 2009, for a three-year term. Commencing July 1, 2010 the Company entered into a new lease the office space for a 3 year period ending July 1, 2013. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood. The Company is of the opinion that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $10,667 and accrued $5,333 in the six months ended April 30, 2014.  The Company has accrued liability in the amount of $13,333 for accrued rent.  Natural Resource Group, Inc. is currently leasing the office space on a month to month basis under the same terms and conditions as the lease that expired July 31, 2013.

The Company paid a director and shareholder $78,950 and $0 in the six months ended April 30, 2014 and 2013 respectively for financial public relations consulting.

The Company paid the President’s brother $24,000 and $600 in the six months ended April 30, 2014, and 2013 respectively for landman consulting services.  No fees for landman consulting services were paid in the three months ended April 30, 2014 and 2013 respectively.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company issued 1,260,000 shares of the Company’s $0.001 par value common stock for $630,000 in cash in May and June 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements included as part of this report.

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

In December 2010 NRG acquired oil and gas properties from Energy Oil and Gas, Inc. for 2,500,000 shares of its common stock and a promissory note in the principal amount of $360,000.  As of April 30, 2014, the principal amount of this note was $107,070.

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

The Garcia Field is located in Las Animas County, Colorado, approximately 10 miles from Trinidad, Colorado.

The Denver/Julesburg (“D-J”) Basin is located in Northeastern Colorado:

The following table shows our net production of oil, gas and natural gas liquids for the periods indicated:
	Six Months Ended April 30,
	2014	2013
Production:
Oil (Bbls)	0	0
Gas (Mcf)	1,341	1,057
Natural Gas Liquids (gallons)	15,122	4,141

The following table shows, as of April 30 2014, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

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

As of April 30, 2014 we were not drilling, or reworking any oil or gas wells and one well in the Garcia Field was awaiting completion.

During the twelve months ending April 30, 2015, we plan to:

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

            The financial statements of NRG as of October 31, 2013 and, 2012 were included as part of an 8-K/A report we filed with the Securities and Exchange Commission on May 29, 2014.  The 8-K/A can be reviewed on the SEC’s website (www.sec.gov).

Material changes of certain items in our statements of operations included in our financial statements for the periods presented are discussed below.

For the three months ended April 30, 2014 compared to the three months ended April 30, 2013

For the three months ended  April 30, 2014 we reported a loss of $(380,015) or $(0.02) per share compared with a net loss of $(140,414) or $(0.01) per share for the three months ended April 30, 2013. The increase in the net loss of $(239,601) principally arises from increased operations and costs associated with becoming a public company in the period ending April 30, 2014 versus being a private company in the same period in 2013.

Oil and gas sales were $9,874 and $11,481 for the three months ending April 30, 2014 and 2013 respectively; a decrease of $1,607 (14%).  The decrease is principally attributable to certain of our DJ Basin wells being shut-in for repairs partially offset by increased price of the natural gas and natural gas liquids sold.

Exploration costs were $19,984 and $16,500 for the three months ending April 30, 2014 and 2013 respectively; an increase of $3,484 (21%).   The increase is principally attributable to increased geological consulting and is considered normal in the ordinary course of business.

Lease operating expenses were $66,372 and $30,086 for the three months ending April 30, 2014 and 2013 respectively; an increase of $36,286 (121%).  The increase is principally attributable to additional compressor leases at the Garcia Field.  Increased compression expenses arose because the Company added additional compression facilities at the Garcia Field not present in 2013. The fluctuations are considered normal in the ordinary course of business.

General and administrative expenses were $309,124 and $65,253 for the three months ending April 30, 2014 and 2013 respectively; an increase of $243,871 (374%).  Professional services and other consultants accounted for approximately $235,009 of the increase and the balance of $8,862 consisted of miscellaneous general and administrative expenses.  The increase in professional and consulting services is attributable to with becoming a public company in period ending April 30, 2014 versus being a private company in the same period in 2013.  The increase in other miscellaneous expenses is considered normal in the ordinary course of business.

Depreciation expense was $3,679 and $1,035 for the three months ending April 30, 2014 and 2013 respectively; an increase of $2,644 (255%). The increase arises from the Company adding additional equipment in the 2014 period.

Depletion expense was $1,800 and $3,000 for the three months ending April 30, 2014 and 2013 respectively; a decrease of $1,200 (40%). The decrease arises from the decreased production in 2014 period.

Accretion expense was $2,000 and $5,200 for the three months ending April 30, 2014 and 2013 respectively; a decrease of $3,200 (62%).  The decrease is a result of changes in the estimated asset retirement obligation assumptions.

Interest expense was $13,070 and $30,821 for the three months ending April 30, 2014 and 2013 respectively; a decrease of $17,751 (58%). The decrease arises from decreased amortization of the debt discount which concluded in January 2014.

For the six months ended April 30, 2014 compared to the six months ended April 30, 2013

For the six months ended  April 30, 2014 we reported a loss of $(715,860) or $(0.04) per share compared with a net loss of $(266,852) or $(0.02) per share for the six months ended April 30, 2013. The increase in the net loss of $(449,008) principally arises from increased operations and costs associated with becoming a public company in the period ending April 30, 2014 versus being a private company in the same period in 2013.

Oil and gas sales were $22,640 and $32,113 for the six months ending April 30, 2014 and 2013 respectively; a decrease of $9,473 (29%).  The decrease is principally attributable to certain of our DJ Basin wells being shut-in for repairs.

Exploration costs were $41,801 and $33,020 for the six months ending April 30, 2014 and 2013 respectively; an increase of $8,781 (27%).   The increase is principally attributable to increased geological consulting and is considered normal in the ordinary course of business.

Lease operating expenses were $122,018 and $36,530 for the six months ending April 30, 2014 and 2013 respectively; an increase of $85,488 (234%). The increase is principally attributable to additional compressor leases at the Garcia Field. Increased compression expenses arose because the Company added additional compression facilities at the Garcia Field not present in 2013. The fluctuations are considered normal in the ordinary course of business.

General and administrative expenses were $515,622 and $115,100 for the six months ending April 30, 2014 and 2013 respectively; an increase of $400,522 (348%).  The following table summarizes the fluctuations.

Professional Fees	$183,397
Land and engineering consultants	48,664
Travel	10,742
Financial public relations consultants	102,788
Insurance	9,695
Filing fees and stock transfer costs	16,348
Taxes	5,950
Miscellaneous other	22,938
$400,522

Professional fees, land and engineering consultants, financial public relation consultants and filing fees and stock transfer costs increases are a result of the Company becoming public in the six months ending April 30, 2014 as opposed to being private in the six months ending April 30, 2013 and are considered normal in the ordinary course of business.

Increases in insurance, filing fees, taxes and miscellaneous costs are considered normal in the ordinary course of business.

Depreciation expense was $7,358 and $1,968 for the six months ending April 30, 2014 and 2013 respectively; an increase of $5,390 (274%). The increase arises from the Company adding additional equipment in the 2014 period.

Depletion expense was $4,100 and $7,400 for the six months ending April 30, 2014 and 2013 respectively; a decrease of $3,300 (45%). The decrease arises from the decreased production in 2014 period.

Accretion expense was $4,000 and $10,400 for the six months ending April 30, 2014 and 2013 respectively; a decrease of $6,400 (62%).  The decrease is a result of changes in the estimated asset retirement obligation assumptions.

The Company incurred a loss on the disposal of oil and gas compression equipment in the six months ended April 30, 2013 of $54,480, and $0 in the six months ending April 30, 2014 because the Company did not have any disposals in the 2014 period.

Interest expense was $43,601 and $60,067 for the six months ending April 30, 2014 and 2013 respectively; a decrease of $16,466 (27%). The decrease arises from decreased amortization of the debt discount which concluded in January 2014.

Liquidity and Capital Resources

Our sources and (uses) of funds for the six months ended April 30, 2014 and 2013 are shown below:

	Six Months ended April 30,
	2014	2013

Cash used in operations	$(669,820)	$(78,294)
Purchase of oil and gas properties	--	4,140
Purchase of equipment	(1,278)	(2,209)
Sale of common stock	717,000	50,000
Loans	--	60,000
Payment on notes payable	(2,314)	--

Between December 2013 and April 30, 2014 we sold 1,317,750shares of our common stock to a group of private investors for cash of $717,000.

As of April 30, 2014, operating expenses were approximately $85,900 per month, which amount includes salaries and other corporate overhead, but excludes expenses associated with drilling, completing or reworking wells, lease operating expenses and interest expense.

The Company’s material future contractual obligations as of April 30, 2014 are summarized as follows:

Total	10/31/14	10/31/2015	10/31/2016	Thereafter
$442,108	$321,242	$111,762	$4,692	$4,412

We estimate our capital requirements for the twelve months ending April 30, 2015 will be as follows:

●	Drilling, completing, and fracturing wells	$1,740,000
●	Install gathering line (1)	$150,000
●	Seismic work	$120,000

(1)	If installed, the line will transport gas from the new wells we plan to drill and complete in the Garcia field to our refrigeration/compression plant.

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

Critical Accounting Policies and Estimates

See Notes 2 and 3 to the financial statements included as part of this report for a description of our critical accounting policies.

Recent Accounting Pronouncements

We do not believe that any recently issued accounting pronouncements will have a material impact on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of April 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended April 30, 2014 the Company sold 1,124,000 shares of its common stock to private investors at a price of $0.50 per share. The $562,000 in proceeds was used for operations. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares. The persons who acquired these shares were sophisticated investors and was provided full information regarding the Company's business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these shares acquired them for their own accounts. The certificates representing these shares will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission was paid to any person in connection with the sale of these shares.

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

DIVERSIFIED RESOURCES, INC.

Date: June 16, 2014	By:	/s/ Paul Laird
Paul Laird, Principal Executive, Financial and
Accounting Officer