Form 10-Q/A
period 2014-04-30
Diversified Resources Inc.
filed 2014-06-23
CIK 1509692

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

DIVERSIFED RESOURCES, INC.

Explanatory Note for Amendment 1:
This Amendment #1 to our Quarterly Report furnishes the XBRL presentation not filed with the previous Form 10Q, filed on June 16, 2014. Corrections to typographical errors were made to pages 16 and 17.

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

For the three months ended April 30, 2014 compared to the three months ended April 30, 2013

For the three months ended  April 30, 2014 we reported a loss of $(406,155) or $(0.02) per share compared with a net loss of $(140,414) or $(0.01) per share for the three months ended April 30, 2013. The increase in the net loss of $(265,741) principally arises from increased operations and costs associated with becoming a public company in the period ending April 30, 2014 versus being a private company in the same period in 2013.

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

The Company incurred a loss on the disposal of oil and gas compression equipment in the six months ended April 30, 2013 of $34,480 , and $0 in the six months ending April 30, 2014 because the Company did not have any disposals in the 2014 period.

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

DIVERSIFIED RESOURCES, INC.

Date: June 19 , 2014	By:	/s/ Paul Laird
Paul Laird, Principal Executive, Financial and
Accounting Officer