Form 10-Q
period 2014-07-31
Diversified Resources Inc.
filed 2014-09-11
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 20,019,874 shares of common stock as of September 1, 2014.

DIVERSIFED RESOURCES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Diversified Resources, Inc.
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2014	2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$112,112	$69,433
Accounts receivable, trade	30,255	32,378
Prepaid expenses	109,528	8,870
Total current assets	251,895	110,681

LONG-LIVED ASSETS
Property and Equipment, net of accumulated depreciation
of $10,457 and $4,111 in 2014 and 2013 respectively	34,182	39,392
Oil and gas properties - proved (successful efforts method)
net of accumulated depletion of $75,493 and $56,726 in 2014 and 2013 respectively	2,587,213	2,604,418
Oil and gas properties - proved undeveloped (successful efforts method)	64,126	64,126

Total assets	$2,937,416	$2,818,617

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$115,176	$185,251
Accounts payable, related party	127,736	130,361
Current portion of long term debt	4,864	4,692
Notes payable	248,895	299,379
Accrued interest	3,946	2,411
Accrued interest, related party	1,880	3,872
Accrued expenses	113,974	109,193
Total current liabilities	616,471	735,159

LONG TERM LIABILITIES
Long term debt, related party	107,070	107,070
Long term debt	10,280	13,765
Asset retirement obligation	228,375	222,375

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 50,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, $0.001 par value, 450,000,000 shares authorized,
20,019,874 and 14,563,150 shares issued and outstanding in 2014 and 2013 respectively	20,020	14,563
Additional paid in capital	6,075,692	4,734,138
Accumulated deficit	(4,120,492)	(3,008,453)
Total stockholders' equity	1,975,220	1,740,248

Total liabilities and stockholders' equity	$2,937,416	$2,818,617

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	July 31,	July 31,
	2014	2013

Operating revenues
Oil and gas sales	$46,352	$17,831

Operating expenses
Exploration costs, including dry holes	-	16,500
Lease operating expenses	84,205	101,046
General and administrative	335,287	247,772
Depreciation expense	3,820	1,216
Depletion expense	9,974	3,000
Accretion expense	2,000	5,200
Total operating expenses	435,286	374,734

(Loss) from operations	(388,934)	(356,903)

Other income (expense)
Loss on debt extinguishment	-	(330,638)
Loss on disposition of assets
Interest expense	(7,245)	(32,152)
Other income (expense), net	(7,245)	(362,790)

Net (loss)	$(396,179)	$(719,693)

Net (loss) per common share
Basic and diluted	$(0.02)	$(0.05)

Weighted average shares outstanding
Basic and diluted	19,237,363	14,038,161

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	July 31,	July 31,
	2014	2013

Operating revenues
Oil and gas sales	$68,992	$49,944

Operating expenses
Exploration costs, including dry holes	41,801	49,520
Lease operating expenses	206,223	137,576
General and administrative	850,909	362,876
Depreciation expense	11,178	3,184
Depletion expense	14,074	10,400
Accretion expense	6,000	15,600
Total operating expenses	1,130,185	579,156

(Loss) from operations	(1,061,193)	(529,212)

Other income (expense)
Loss on debt extinguishment	-	(330,638)
Loss on disposition of assets	-	(34,480)
Interest expense	(50,846)	(92,219)
Other income (expense), net	(50,846)	(457,337)

Net (loss)	$(1,112,039)	$(986,549)

Net (loss) per common share
Basic and diluted	$(0.06)	$(0.07)

Weighted average shares outstanding
Basic and diluted	18,167,691	13,412,898

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 31,	July 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) operating activities	$(1,299,731)	$(555,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	-	65,582
Cash paid for oil and gas properties	-	(57,424)
Cash paid for purchase of property and equipment	(1,278)	(17,826)
Net cash (used in) investing activities	(1,278)	(9,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,347,000	691,937
Proceeds from notes payable	-	79,965
Payment on notes payable	(3,312)	(33,105)
Net cash provided by financing activities	1,343,688	738,797

INCREASE (DECREASE) IN CASH	42,679	173,527

BEGINNING BALANCE	69,433	1,051

ENDING BALANCE	$112,112	$174,578

Cash paid for income taxes	$-	$-
Cash paid for interest	$21,316	$34,706

Supplemental schedule of non-cash investing and
financing activities:
Conversion of preferred stock to common stock	$-	$49,992
Conversion of debt for common stock	$-	$395,877
Acquisition of vehicle with note	$-	$19,965
Issuance of common stock for Natural Resource Group, Inc. Common Stock	$14,872	$-
Forgiveness of related party notes	$14,040	$-
Assumption of liabilites by former officer and shareholder	$283,701	$-

See accompanying notes to the financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

NOTE 1 – BASIS OF PRESENTATION

The interim consolidated financial statements of Diversified Resources, Inc. (“we”, “us”, “our”, “Diversified”, or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, drilling risks, geological risks, the timing of acquisitions, and our ability to obtain additional capital. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Diversified’s Annual Report on Form 10-K for the year ended October 31, 2013 as filed with the Securities and Exchange Commission (“SEC”) on February 13, 2014 and the Form 8-K/A filed May 29, 2014.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by US GAAP for annual consolidated financial statements.

Although, from a legal standpoint, we acquired Natural Resource Group, Inc. (“NRG”) on November 21, 2013, for financial reporting purposes the acquisition of NRG constituted a recapitalization, and the acquisition was accounted for as a reverse merger, whereby NRG was deemed to have acquired us.  Consequently, this report contains the historical financial statements of NRG for the three and nine months ended July 31, 2013.  From and after November 21, 2013, NRG’s financial statements have been consolidated with our financial statements.

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

Effective November 21, 2013 we acquired 100% of the outstanding shares of Natural Resource Group, Inc. in exchange for 14,872,157 shares of our common stock

NRG was incorporated in Colorado in 2000 but was relatively inactive until December 2010.  In December 2010, NRG acquired oil and gas wells, leases and other properties from Energy Oil and Gas, Inc.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the conditions below raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company sustained operating losses during the years ended October 31, 2013 and 2012 and during the nine months ended July 31, 2014 and 2013. As of July 31, 2014, the Company has a negative working capital in the amount of $364,576. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

Management’s plans include obtaining additional debt or equity financing to fund operations; however, there can be no assurance that management will be successful in its efforts to obtain additional funding.

On June 15, 2009 the Company leased two mining claims in Esmerelda County, Nevada, in the Dunfee Mine Area.  The lease includes all additional claims within one mile of these claims.  The area was the subject of a geological report on September 11, 2009.  The term of the lease is 20 years and is renewable for an additional 20 years assuming all conditions of the lease are met. The lease was terminated on November 21, 2013 in connection with the acquisition of NRG.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

In November 2013, the Company entered into an agreement to exchange securities with Natural Resource Group, Inc (“NRG”), an oil and gas exploration company, whereby the shareholders of NRG received 14,872,157 shares of Diversified Resources, Inc.’s $0.001 par value common shares. The President sold 2,680,033 shares of the Company’s common stock to the Company for nominal consideration.  The shares purchased from the President were returned to the status of authorized but unissued shares. Additionally, the former principals of the Company assumed all of the debts of the Company at the date of the exchange. The exchange was consummated on November 21, 2013.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates of oil and gas reserve quantities provide the basis for the calculation of depletion, depreciation, and amortization, and impairment, each of which represents a significant component of the financial statements.  Actual results could differ from those estimates.

Revenue Recognition

We recognize oil and gas revenue from interests in producing wells as the oil and gas is sold. Revenue from the purchase, transportation, and sale of natural gas is recognized upon completion of the sale and when transported volumes are delivered. We recognize revenue related to gas balancing agreements based on the sales method. Our net imbalance position at July 31, 2014 and 2013 was immaterial.

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

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

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

Exploration Costs   Geological and geophysical costs, delay rentals, amortization of unproved leasehold costs, and costs to drill wells that do not find proved reserves are expensed as oil and gas exploration. We carry the costs of an exploratory well as an asset if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well and as long as we are making sufficient progress assessing the reserves and the economic and operating viability of the project.  Geological and geophysical costs were $41,801 and $49,520 for the nine months ended July 31, 2014 and 2013, respectively, and are included in Exploration Costs in the accompanying financial statements.

Asset Retirement Obligations   Asset retirement obligations (“ARO”) consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. We recognize the fair value of a liability for an ARO in the period in which it is incurred when we have an existing legal obligation associated with the retirement of our oil and gas properties that can reasonably be estimated, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and gas asset.  The asset retirement cost is determined at current costs and is inflated into future dollars using an inflation rate that is based on the consumer price index. The future projected cash flows are then discounted to their present value using a credit-adjusted risk-free rate. After initial recording, the liability is increased for the passage of time, with the increase being reflected as accretion expense and included in our DD&A expense in the statement of operations. Subsequent adjustments in the cost estimate are reflected in the liability and the amounts continue to be amortized over the useful life of the related long-lived asset.

The following table reconciles the asset retirement obligation for nine months ended July 31, 2013 and year ended October 31, 2013:

	2014	2013

Asset retirement obligation as of beginning of period	$222,375	$203,889
Liabilities added	0	0
Liabilities settled	0	0
Revision of estimated obligation	0	0
Accretion expense on discounted obligation	6,000	18,486

Asset retirement obligation as of end of period	$228,375	$222,375

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

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

The Company follows ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Contingent Liabilities

The Company records contingent liabilities when the amounts were incurred and determinable otherwise the Company will disclose the matter(s) and provide a range or best estimate of the contingency in the notes to the financial statements. As of July 31, 2014 there were no legal proceedings against the Company. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors. As of July 31, 2014, there were no contingent liabilities that required disclosure or accrual in the Company’s financial statements.

Loss Per Share

The Company computes net loss per share in accordance with ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. During periods when losses occur, common stock equivalents, if any, are not considered in the computation as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Topic 606: Revenue from Contracts with Customers.  ASU No. 2014-09 is effective for the Company as of April 1, 2017.  Management is evaluating the effect, if any, this pronouncement will have on the Company’s consolidated financial statements.

The Company does not believe that any other recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

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

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

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

The modified net profits interest is based on the gross proceeds from the sale of oil, gas and other minerals in the four producing wells in the Garcia Field and three additional wells to be drilled. The 20% is applied to 100% of the Company’s net revenue interest in the wells which cannot be less than 80% and is reduced by any of the following expenditures:

●	any overriding royalties or other burden on production in excess of the 80% net revenue interest;
●	production, severance and similar taxes assessed by any taxing authority based on volume or value of the production;
●	direct costs incurred in producing oil or natural gas, or the operating or producing such wells excluding administrative, supervisory or other indirect costs;
●	costs reasonably incurred to process the production for market;
●	costs reasonably incurred in transportation, delivery, storage or marketing the production.

NOTE 5 – Notes Payable

Notes Payable Affiliates—In December 2010, the Company entered into a purchase and sale agreement to acquire certain oil and gas assets located in Adams, Broomfield, Huerfano, Las Animas, Morgan and Weld Counties Colorado. The Company issued 2,500,000 shares of its $0.0001 par value Common Stock and a promissory note for $360,000 bearing interest at 10% with an original maturity date of March 1, 2011. The shares were valued at $1 per share based on sales of the Company’s common stock to third-parties. The promissory note is collateralized by the property and equipment transferred and was subsequently subrogated to a convertible promissory note on January 12, 2012.  On July 30, 2013, the maturity date of the note was extended to December 11, 2015.  The balance on the note is $107,070 at July 31, 2014 with interest accrued in the amount of $1,880.

NOTE 6 – Long Term Debt

Convertible Promissory Note—On January 12, 2012 the Company entered into a convertible promissory note bearing interest at 10%, due January 11, 2014 which was extended to November 1, 2014.  The note is collateralized by a first priority deed of trust on approximately 4,600 acres of oil and gas leasehold interests in the Garcia Field together with the existing wells and equipment in the field. The terms provide for an initial draw of $150,000 with the potential for two subsequent draws of $100,000 each. The Company has drawn $250,000 on the facility and the balance at July 31, 2014 is $248,895. The lender has the right to convert the principal to a 10% working interest in the collateral as well as a 10% interest in all wells owned by the Company in the Garcia Field in which the lender does not have the 20% modified net profits interest described in note 4. In the event the principal is less than $350,000, the conversion shall be reduced proportionately.  The Company has the right to prepay the note without penalties or fees after giving the lender ten days’ notice of its intent. If lender does elect to convert within 10 days after receiving said notice, the conversion rights terminate.  The Company recorded a discount to the debt of $136,599 and recognized accretion of the discount in the amounts of $19,516 and $52,654 for the nine months ended July 31, 2014 and 2013 respectively and $-0- and $19,467 for the three months ended July 31, 2014 and 2013 respectively. The Company reviewed the conversion feature for beneficial conversion features and embedded derivatives, and determined that neither applied.

Convertible Promissory Note—On May 18, 2012 the Company borrowed $70,000 bearing interest at 10%, due May 31, 2014. The note was paid in full in June 2014.

Installment Loan—the Company entered into an installment loan on July 4, 2013 bearing interest of 5.39%. The loan is payable in monthly installments of $464 over 48 months commencing August 4, 2013.  The loan is collateralized by a vehicle.

The following summarizes the notes payable at:
	July 31, 2014	October 31, 2013

Convertible promissory note	$248,895	$248,895
Debt Discount, net of amortization	--	(19,516)
Convertible promissory note	--	70,000
Installment loan	15,144	18,457
	264,039	317,836
Current portion long term debt	(4,864)	(4,692)
Current portion promissory notes	(248,895)	(299,379)
Long term debt	$10,280	$13,765

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

NOTE 7 – INCOME TAXES

No provision was made for federal income tax for the three and nine months ended July 31, 2014 and 2013, since the Company had net operating losses.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 450,000,000 common shares of par value at $0.001 and 50,000,000 preferred shares of par value at $0.001. As of July 31, 2014, 20,019,874 shares of common stock and no preferred shares were issued and outstanding. During the nine months ended July 31, 2014, the Company sold 2,577,750 shares of its common stock for cash of $1,347,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended October 31, 2013, Philip F. Grey, the President loaned $14,040 to the Company.  The loan was payable on demand, carried no interest and had no maturity date.  Philip F. Grey forgave the loan as of November 21, 2013.

Natural Resource Group, Inc. has an office lease for office space in Littleton, Colorado, with Spotswood Properties, LLC, a Colorado limited liability company (“Spotswood”), and an affiliate of the president, effective January 1, 2009, for a three-year term. Commencing July 1, 2010 the Company entered into a new lease for office space for a 3 year period ending July 1, 2013. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood. The Company is of the opinion that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $23,998 in the nine months ended July 31, 2014.  The Company has accrued liability in the amount of $13,333 for accrued rent.  Natural Resource Group, Inc. is currently leasing the office space on a month to month basis under the same terms and conditions as the lease that expired July 31, 2013.

The Company paid a director and shareholder $53,700 and $132,650 in the three and nine months ended July 31, 2014, respectively and $45,730 in the three and nine months ended July 31, 2013, each, for financial public relations consulting.

The Company paid the President’s brother $15,685 and $39,685 in the three and nine months ended July 31, 2014, respectively and $9,000 and $9,600 in the three and nine months ended July 31, 2013, respectively for landman consulting services.

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

Acquisition

On June 6, 2014, the Company entered into an agreement, which was amended on August 11, 2014, to acquire all of the shares of an independent oil and gas company for cash of $6,000,000 and 900,000 restricted shares of the Company’s common stock.  The assets of the independent oil and gas company include:

●	48 producing oil and gas wells, all of which will be operated by us after closing,
●	leases covering approximately 10,400 gross and net acres, and
●	miscellaneous equipment.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

If the acquisition is completed, we will have an average working interest of approximately 100% (80% net revenue interest) in the 48 producing wells and leases. The oil and gas properties are located in the Horseshoe-Gallup field in San Juan County, New Mexico.

The closing of the transaction is subject to completion of title reviews and other conditions which are normal for a transaction of this nature. The Company has made a $100,000 deposit towards the purchase price as of July 31, 2014. The seller will retain this deposit if the transactions does not close by September 30, 2014, provided that the seller meets all of the other conditions required for closing.

NOTE 11 – SUBSEQUENT EVENTS

The Company sold 90,000 shares of its common stock for $90,000 in cash in August and September 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements included as part of this report.

Unless the context otherwise requires, references to the “Company”, “Diversified”, “we”, “us” or “our” mean Diversified Resources, Inc. and its consolidated subsidiaries.

Cautionary Statements Regarding Forward-Looking Statements.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include statements regarding our plans, beliefs or current expectations and may be signified by the words “could”, “should”, “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “budget”, “plan”, “forecast”, “predict” and other similar expressions.  Forward-looking statements appear throughout this Form 10-Q with respect to, among other things:  profitability; planned capital expenditures; estimates of oil and gas production; future project dates; estimates of future oil and gas prices; estimates of oil and gas reserves; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations.  Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement.

While we have made assumptions that we believe are reasonable, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change.  All forward-looking statements in the Form 10-Q are qualified in their entirety by the cautionary statement contained in this section.  We do not undertake to update, revise or correct any of the forward-looking information.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

We were incorporated on March 19, 2009 in Nevada.  In 2009, we leased two unpatented mining claims located in Esmeralda County, Nevada.  In January 2011, we staked an additional twenty unpatented mining claims in the same area.  Due to the lack of capital, we terminated the mining lease in November 2013. We have no plans to conduct any work on the unpatented mining claims.

On November 21, 2013 we acquired 100% of the outstanding shares of Natural Resource Group, Inc. in exchange for 14,872,157 shares of our common stock.

NRG was incorporated in Colorado in 2000 but was relatively inactive until December 2010.  In December 2010, NRG acquired oil and gas wells, leases and other properties from Energy Oil and Gas, Inc.

In December 2010 NRG acquired oil and gas properties from Energy Oil and Gas, Inc. for 2,500,000 shares of its common stock and a promissory note in the principal amount of $360,000.  As of July 31, 2014, the principal amount of this note was $107,070.

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

Subsequent to December 2010, leases covering 160 acres in the Garcia Field were sold and leases covering 960 acres in the Garcia Field expired.  In 2013, we acquired a 640 acre lease (100% working interest, 80% net revenue interest) in the D-J Basin. The Denver/Julesburg (“D-J”) Basin is located in Northeastern Colorado.

Horseshoe – Gallup Field

On June 6, 2014, the Company entered into an agreement, which was amended on August 11, 2014, to acquire all of the shares of an independent oil and gas company for cash of $6,000,000 and 900,000 restricted shares of our common stock.  The assets of the independent oil and gas company include:

●	48 producing oil and gas wells, all of which will be operated by us after closing,
●	leases covering approximately 10,400 gross and net acres, and
●	miscellaneous equipment.

If the acquisition is completed, we will have an average working interest of approximately 100% (80% net revenue interest) in the 48 producing wells and the leases. The oil and gas properties are located in the Horseshoe-Gallup field in San Juan County, New Mexico.

The purchase price for the oil and gas properties, subject to ordinary closing adjustments, will be payable in cash of $6,000,000 and 900,000 restricted shares of our common stock. The Company has made a $100,000 deposit towards the purchase price as of July 31, 2014. The seller will retain this deposit if the transactions does not close by September 30, 2014, provided that the seller meets all of the other conditions required for closing.

The closing of the transaction is subject to our completion of title reviews and other conditions which are normal for a transaction of this nature.

The following table shows our net production of oil, gas and natural gas liquids for the periods indicated:

	Nine Months Ended July 31,
	2014	2013
Production:
Oil (Bbls)	421	440
Gas (Mcf)	2,087	4,008
Natural Gas Liquids (gallons)	24,867	28,020

The following table shows, as of July 31 2014, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

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

As of July 31, 2014 we were not drilling, or reworking any oil or gas wells and one well in the Garcia Field was awaiting completion.

During the nine months ending July 31, 2015, we plan to:

●	Stimulate one well in the Denver-Julesburg basin at an approximate cost of $175,000;
●	Drill three development wells in the Garcia field at an approximate cost of $420,000
●	Re-equip existing wells in the Garcia Field at an approximate cost of $250,000
●	Drill at least one well in the D-J Basin to the Codell/Niobrara formations (7,800 feet). The cost to drill, and if warranted complete, the well will be approximately $1,200,000.
●	Drill three new vertical wells in the Horseshoe Gallup Field with an approximate cost of $1,050,000
●	Stimulate existing wells in the Horseshoe Gallup Filed with an approximate cost of $200,000

Results of Operations

In November 2013, the Company entered into an agreement to exchange securities with Natural Resource Group, Inc. (“NRG”), an oil and gas exploration company, whereby the shareholders of NRG received 14,872,157 shares of the Company’s common stock. The then President of the Company sold 2,680,033 shares of the Company’s common stock to the Company for nominal consideration.  The 2,680,033 shares were returned to the status of authorized but unissued shares. Additionally, the former principals of the Company assumed all of the debts of the Company at the date of the exchange. The exchange was consummated on November 21, 2013 and was accounted for as a recapitalization of the Company whereby NRG was the accounting acquirer and issued 5,250,000 shares of common stock for the net assets of the Company.

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

For the three months ended July 31, 2014 compared to the three months ended July 31, 2013

For the three months ended July 31, 2014 we reported a loss of $(396,179) or $(0.02) per share compared to a net loss of $(719,693) or $(0.05) per share for the three months ended July 31, 2013. The decrease in the net loss of $(323,514) principally resulted from a loss of $330,638 on disposition of assets during the three months ending July 31, 2013, with no comparable loss in 2014.

Oil and gas sales were $46,352 and $17,831 for the three months ending July 31, 2014 and 2013 respectively; an increase of $28,521 (160%).  The increase is principally attributable to the timing of when the loads were picked up by the transportation company.

Exploration costs were $0 and $16,500 for the three months ending July 31, 2014 and 2013 respectively; a decrease of $16,500 (100%).   The company did not incur any exploration activities during three months ended July 31, 2014.

Lease operating expenses were $84,205 and $101,046 for the three months ending July 31, 2014 and 2013 respectively; a decrease of $16,841 (17%).  The decrease is principally attributable to additional compressor leases at the Garcia Field.  Increased compression expenses arose because the Company added additional compression facilities at the Garcia Field during three months ended July 31, 2013. The fluctuations are considered normal in the ordinary course of business.

General and administrative expenses were $335,287 and $247,772 for the three months ending July 31, 2014 and 2013 respectively; an increase of $87,515 (35%).  Professional services and other consultants accounted for approximately $70,000 of the increase and the balance of $26,970 consisted of miscellaneous general and administrative expenses.  The increase in professional and consulting services is attributable to becoming a public company in period ending July 31, 2014 versus being a private company in the same period in 2013.  The increase in other miscellaneous expenses is considered normal in the ordinary course of business.

Depreciation expense was $3,820 and $1,216 for the three months ending July 31, 2014 and 2013 respectively; an increase of $2,604 (214%). The increase arises from the Company adding additional equipment in the 2014 period.

Depletion expense was $9,974 and $3,000 for the three months ending July 31, 2014 and 2013 respectively; an increase of $6,974 (232%). The increase arises from the increased production in 2014 period.

Accretion expense was $2,000 and $5,200 for the three months ending July 31, 2014 and 2013 respectively; a decrease of $3,200 (62%).  The decrease is a result of changes in the estimated asset retirement obligation assumptions.

Interest expense was $7,245 and $32,152 for the three months ending July 31, 2014 and 2013 respectively; a decrease of $24,907 (77%). The decrease arises from decreased amortization of the debt discount which concluded in January 2014.

For the nine months ended July 31, 2014 compared to the nine months ended July 31, 2013

For the nine months ended July 31, 2014 we reported a loss of $(1,112,039) or $(0.06) per share compared with a net loss of $(986,545) or $(0.07) per share for the nine months ended July 31, 2013. The increase in the net loss of $(125,494) principally arises from increased operations and costs associated with becoming a public company in the period ending July 31, 2014 versus being a private company in the same period in 2013.

Oil and gas sales were $68,992 and $49,944 for the nine months ending July 31, 2014 and 2013 respectively; an increase of $19,048 (38%).  The change is primarily due to the timing of when Oil was picked up by the transportation company.

Exploration costs were $41,801 and $49,520 for the nine months ending July 31, 2014 and 2013 respectively; a decrease of $7,719 (16%).   The decrease is principally attributable to decreased exploration activities during 2014.

Lease operating expenses were $206,223 and $137,576 for the nine months ending July 31, 2014 and 2013 respectively; an increase of $68,647 (50%). The increase is principally attributable to additional compressor leases at the Garcia Field. Increased compression expenses arose because the Company added additional compression facilities at the Garcia Field not present throughout 2013. The fluctuations are considered normal in the ordinary course of business.

General and administrative expenses were $850,909 and $362,872 for the nine months ending July 31, 2014 and 2013 respectively; an increase of $488,033 (134%).  The following table summarizes the fluctuations.

Professional Fees	$212,119
Land, exploration and engineering consultants	77,608
Travel	17,721
Financial public relations consultants	102,586
Insurance	21,984
Filing fees and stock transfer costs	14,438
Miscellaneous other	41,577
$488,033

Professional fees, land, exploration and engineering consultants, financial public relation consultants and filing fees and stock transfer costs increases are a result of the Company becoming public in the nine months ending July 31, 2014 as opposed to being private in the nine months ending July 31, 2013 and are considered normal in the ordinary course of business. In addition, during the nine months ending July 31, 2014, the Company paid consulting fee in relations to the fund raising activates.

Increases in insurance, filing fees, and miscellaneous costs are considered normal in the ordinary course of business.

Depreciation expense was $11,178 and $3,184 for the nine months ending July 31, 2014 and 2013 respectively; an increase of $7,994 (251%). The increase arises from the Company adding additional equipment in the 2014 period.

Depletion expense was $14,074 and $10,400 for the nine months ending July 31, 2014 and 2013 respectively; an increase of $3,674 (35%). The increase resulted from the increased production in 2014 period.

Accretion expense was $6,000 and $15,600 for the nine months ending July 31, 2014 and 2013 respectively; a decrease of $9,600 (62%).  The decrease is a result of changes in the estimated asset retirement obligation assumptions.

The Company incurred a loss on the disposal of oil and gas compression equipment in the nine months ended July 31, 2013 of $34,480, and $0 in the nine months ending July 31, 2014 because the Company did not have any disposals in the 2014 period.

Interest expense was $50,846 and $92,219 for the nine months ending July 31, 2014 and 2013 respectively; a decrease of $41,373 (45%). The decrease arises from decreased amortization of the debt discount which concluded in January 2014.

Liquidity and Capital Resources

Our sources and (uses) of funds for the nine months ended July 31, 2014 and 2013 are shown below:
	Nine Months ended July 31,
	2014	2013

Cash used in operations	$(1,299,731)	$(555,602)
Proceeds from sale of assets		65,582
Purchase of oil and gas properties	--	(57,424)
Purchase of equipment	(1,278)	(17,826)
Sale of common stock	1,347,000	691,937
Loans	--	79,965
Payment on notes payable	(3,312)	(33,105)

Between October 1, 2013 and July 31, 2014 we sold 2,802,000 shares of our common stock to a group of private investors for cash of $1,421,750.

As of July 31, 2014, operating expenses were approximately $95,600 per month, which amount includes salaries and other corporate overhead, but excludes expenses associated with drilling, completing or reworking wells, lease operating expenses and interest expense.

The Company’s material future contractual obligations as of July 31, 2014 are summarized as follows:

Total	10/31/14	10/31/2015	10/31/2016	Thereafter
$371,109	$250,092	$112,022	$5,225	$3,771

We estimate our capital requirements for the twelve months ending July 31, 2015 will be as follows:

Drilling, completing, and well work-overs	$3,295,000
Seismic work	$40,000

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

Trends

The factors that will most significantly affect future operating results will be:

●	the sale prices of crude oil;
●	the amount of production from oil, gas and gas liquids wells in which we have an interest;
●	lease operating expenses;
●	the availability of drilling rigs, drill pipe and other supplies and equipment required to drill and complete wells; and
●	corporate overhead costs.

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

We plan to generate profits by acquiring, drilling and/or completing productive wells.  However, we plan to obtain the funds required to drill, and if warranted, complete new wells with any net cash generated by operations, through the sale of securities, from loans from third parties or from third parties willing to pay our share of the cost of drilling and completing the wells as partners/participants in the resulting wells.  We do not have any commitments or arrangements from any person to provide us with any additional capital.  We may not be successful in raising the capital needed to drill oil wells.  Any wells which may be drilled may not produce oil.

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

Recent Accounting Pronouncements

 In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Topic 606: Revenue from Contracts with Customers.  ASU No. 2014-09 is effective for the Company as of April 1, 2017.  Management is evaluating the effect, if any, this pronouncement will have on the Company’s consolidated financial statements.

The Company does not believe that any other recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our
Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of July 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended July 31, 2014 the Company sold 1,260,000 shares of its common stock to private investors at a price of $0.50 per share. The $630,000 in proceeds was used for operations. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares. The persons who acquired these shares were sophisticated investors and were provided full information regarding the Company's business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these shares acquired them for their own accounts. The certificates representing these shares will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission was paid to any person in connection with the sale of these shares.

ITEM 6.  EXHIBITS

2.1	Purchase and sale agreement, dated as of June 6, 2014, by and between BIYO Operators, Inc. and Diversified Resources, Inc.
2.2	Amendment, dated August 11, 2014, to the purchase and sale agreement, dated as of June 6, 2014, by and between BIYO Operators, Inc. and Diversified Resources, Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul Laird.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul Laird.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul Laird.
101
The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED RESOURCES, INC.

Date: September 11, 2014	By:	/s/ Paul Laird
Paul Laird, Principal Executive, Financial and
Accounting Officer