Form 10-K/A
period 2014-10-31
Diversified Resources Inc.
filed 2015-02-20
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment #1

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Annual Report furnishes the XBRL presentation not filed with the previous Form 10K, filed on February 13, 2015.  Corrections to a typographical error was made on page 31.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the  20th day of February 2014.

DIVERSIFIED RESOURCES, INC.

By:	/s/ Paul Laird
Paul Laird, President

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Laird	President, Principal Financial Officer, Principal Accounting Officer and a Director	February 20 , 2015
Paul Laird

/s/ Duane Bacon	Director	February 20 , 2015
Duane Bacon

/s/ Roger May	Director	February 20 , 2015
Roger May

/s/ Albert McMullin	Director	February 20 , 2015
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

Diversified Resources Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended

	Years Ended
	October 31,	October 31,
	2014	2013

Operating revenues
Oil and gas sales	$161,623	$85,808
Consulting fees	-	10,347
	161,623	96,155

Operating expenses
Exploration costs, including dry holes	41,802	69,878
Lease operating expenses	290,588	189,212
General and administrative	1,510,367	494,845
Depreciation expense	27,895	7,641
Depletion expense	34,475	13,800
Production tax and royalty expense	30,225	-
Accretion expense	24,054	20,800
Total operating expenses	1,959,406	796,176

(Loss) from operations	(1,797,783)	(700,021)

Other income (expense)
Loss on debt extinguishment	-	(330,638)
Loss on disposition of assets	-	(13,158)
Bargain purchase gain	2,584,184	-
Interest expense	(60,281)	(126,586)
Other income (expense), net	2,523,903	(470,382)

Net income (loss)	$726,120	$(1,170,403)

Net (loss) per common share
Basic and diluted	$0.04	$(0.09)

Weighted average shares outstanding
Basic and diluted	18,792,650	13,684,623

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

8.  Stockholder’s Equity

Common Stock—The Company has 450,000,000 shares of $0.001 par value common stock authorized.

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