Form 10-Q
period 2015-01-31
Diversified Resources Inc.
filed 2015-03-17
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 23,165,926 shares of common stock as of March 1, 2015.

DIVERSIFED RESOURCES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Diversified Resources, Inc.
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2015	2014
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$129,324	$209,054
Accounts receivable, trade	54,958	130,495
Prepaid expenses	12,527	7,948
Total current assets	196,809	347,497

LONG-LIVED ASSETS
Property and Equipment, net of accumulated depreciation
of $189,936 and $149,957	1,864,423	1,904,403
Bonds and deposits	167,867	167,867
Oil and gas properties - proved (successful efforts method)
net of accumulated depletion of $141,376 and $100,062	3,765,590	3,806,153
Oil and gas properties - proved undeveloped (successful efforts method)	1,209,724	1,209,724
Oil and gas properties - unproved (successful efforts method)	2,932,730	2,932,730

Total assets	$10,137,143	$10,368,374

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$190,930	$221,880
Accounts payable, related party	119,736	145,473
Current portion of notes payable	433,633	373,846
Note payable – related party	107,070	-
Accrued interest, related party	7,278	4,579
Accrued expenses	405,123	560,548
Total current liabilities	1,263,770	1,306,326

LONG TERM LIABILITIES
Long term debt, related party	-	107,070
Long term debt, notes payable	2,194,265	2,294,943
Asset retirement obligation	297,021	290,312

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 50,000,000 shares authorized:
none issued and outstanding
Common stock, $0.001 par value, 450,000,000 shares authorized,
23,165,926 and 22,502,206 shares issued and outstanding in 2015 and 2014 respectively	23,166	22,502
Additional paid in capital	9,292,610	8,629,554
Accumulated deficit	(2,933,689)	(2,282,333)
Total stockholders' equity	6,382,088	6,369,723

Total liabilities and stockholders' equity	$10,137,143	$10,368,374

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	January 31,	January 31,
	2015	2014

Operating revenues
Oil and gas sales	$240,274	$12,766
	240,274	12,766
Operating expenses
Exploration costs, including dry holes	-	21,817
Lease operating expenses	150,078	55,646
General and administrative	552,368	206,498
Depreciation expense	41,768	3,679
Depletion expense	38,775	2,300
Production tax and royalty expense	93,046	-
Accretion expense	6,709	2,000
Total operating expenses	882,744	291,940

(Loss) from operations	(642,470)	(279,174)

Other income (expense)
Interest expense	(8,886)	(30,530)
Other income (expense), net	(8,886)	(30,530)

Net (loss)	$(651,356)	$(309,704)

Net (loss) per common share
Basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding
Basic and diluted	20,198,075	17,263,688

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,	January 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) operating activities	$(702,559)	$(203,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	663,720	155,000
Payment on notes payable	(40,891)	(1,118)
Net cash provided by financing activities	622,829	153,882

INCREASE (DECREASE) IN CASH	(79,730)	(49,211)

BEGINNING BALANCE	209,054	69,433

ENDING BALANCE	$129,324	$20,222

Cash paid for income taxes	$-	$-
Cash paid for interest	$6,186	$11,014

Supplemental schedule of non-cash investing and
financing activities:
Issuance of common stock for Natural Resource Group, Inc. Common Stock	$-	$14,563
Forgiveness of related party notes	$-	$14,040
Assumption of liabilities by former officer and shareholder	$-	$283,701

See accompanying notes to the financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

NOTE 1 – BASIS OF PRESENTATION

The interim consolidated financial statements of Diversified Resources, Inc. (“we”, “us”, “our”, “Diversified”, or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, drilling risks, geological risks, the timing of acquisitions, and our ability to obtain additional capital. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Diversified’s Annual Report on Form 10-K for the year ended October 31, 2014 as filed with the Securities and Exchange Commission (“SEC”) on February 13, 2015.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by US GAAP for annual consolidated financial statements.

Although, from a legal standpoint, we acquired Natural Resource Group, Inc. (“NRG”) on November 21, 2013, for financial reporting purposes the acquisition of NRG constituted a recapitalization, and the acquisition was accounted for as a reverse merger, whereby NRG was deemed to have acquired us.  Consequently, this report contains only the historical financial statements of NRG prior to November 21, 2013.  From and after November 21, 2013, NRG’s financial statements have been consolidated with our financial statements.

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

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, has an accumulated deficit of $2,933,689 and has negative working capital of $1,066,961 at January 31, 2015.  As of January 31, 2015, the Company has limited financial resources.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable mineral properties, generate revenue from planned business operations, and control exploration costs. Management plans to fund its future operations by joint venturing and obtaining additional financing, and commercial production. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated unaudited financial statements include the accounts of Diversified Resources, Inc. and its wholly owned subsidiaries, Natural Resource Group, Inc. and BIYA Operators, Inc. Any inter-company accounts and transactions have been eliminated.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
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

Revenue Recognition

We recognize oil and gas revenue from interests in producing wells as the oil and gas is sold. Revenue from the purchase, transportation, and sale of natural gas is recognized upon completion of the sale and when transported volumes are delivered. We recognize revenue related to gas balancing agreements based on the sales method. Our net imbalance position at January 31, 2015 and 2014 was immaterial.

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

Proved Property Impairment   We review individually significant proved oil and gas properties and other long-lived assets for impairment at least annually at year-end, or quarterly when events and circumstances indicate a decline in the recoverability of the carrying values of such properties, such as a negative revision of reserves estimates or sustained decrease in commodity prices. We estimate undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amount of a property exceeds its estimated undiscounted future cash flows, the carrying amount is reduced to estimated fair value.

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

Exploration Costs   Geological and geophysical costs, delay rentals, amortization of unproved leasehold costs, and costs to drill wells that do not find proved reserves are expensed as oil and gas exploration. We carry the costs of an exploratory well as an asset if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well and as long as we are making sufficient progress assessing the reserves and the economic and operating viability of the project.  Geological and geophysical costs were $0 and $21,817 for the three months ended January 31, 2015 and 2014, respectively, and are included in Exploration Costs in the accompanying financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

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

The following table reconciles the asset retirement obligation for three months ended January 31, 2015 and year ended October 31, 2014:

	2015	2014

Asset retirement obligation as of beginning of period	$290,312	$222,375
Liabilities added	-	43,883
Liabilities settled	-	-
Revision of estimated obligation	-	-
Accretion expense on discounted obligation	6,709	24,054

Asset retirement obligation as of end of period	$297,021	$290,312

Property and Equipment

Property and equipment consists of production buildings, furniture, fixtures, equipment and vehicles which are recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to fifteen years.

Maintenance and repairs are charged to expense as incurred.

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes.  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized. Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.The Company follows ASC 740-10-05 Accounting for Uncertainty in Income Taxes which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Contingent Liabilities

The Company records contingent liabilities when the amounts were incurred and determinable.  Otherwise the Company will disclose the matter(s) and provide a range or best estimate of the contingency in the notes to the financial statements. As of January 31, 2015 there were no legal proceedings against the Company. Neither the Company nor any of its officers or directors is involved in any litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors. As of January 31, 2015, there were no contingent liabilities that required disclosure or accrual in the Company’s financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

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

Recent Accounting Pronouncements

The Company does not believe that any other recently issued or proposed accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

NOTE 4 – Participation Agreement

In connection with the convertible promissory note described in Note 6, the Company entered into a participation agreement with a nonaffiliated company whereby the nonaffiliated company would advance up to $350,000 to conduct additional development of the underlying leases at the Garcia Field and drill and complete three additional wells on the acreage. During 2012, $250,000 was advanced to the Company. In consideration for extending this credit arrangement, the lender was assigned a 1% overriding royalty interest in the 4,600 acre field, a 20% modified net profits interest in the existing four producing wells in the Garcia Field and a 20% modified net profits interest in three additional wells to be drilled on the acreage. The Company valued the net profits interest and the overriding royalty interest at $136,599 using 10% present value over the estimated life of the wells. The amount was recorded as a debt discount and is being amortized using the effective interest rate method over the life of the promissory note (3 years). Additionally, the lender has the right, at any point during the period of the note, to convert the remaining principal balance on the note to a working interest (see Note 6).

The modified net profits interest is based on the gross proceeds from the sale of oil, gas and other minerals in the four producing wells in the Garcia Field and three additional wells to be drilled. The 20% is applied to 100% of the Company’s net revenue interest in the wells which cannot be less than 80% and is reduced by any of the following expenditures:

●	any overriding royalties or other burden on production in excess of the 80% net revenue interest;
●	production, severance and similar taxes assessed by any taxing authority based on volume or value of the production;
●	direct costs incurred in producing oil or natural gas, or the operation of the wells excluding administrative, supervisory or other indirect costs;
●	costs reasonably incurred to process the production for market;
●	costs reasonably incurred in transportation, delivery, storage or marketing the production.

NOTE 5 – Notes Payable – Related Party

In December 2010, the Company entered into a purchase and sale agreement to acquire certain oil and gas assets located in Adams, Broomfield, Huerfano, Las Animas, Morgan and Weld counties, Colorado. The Company issued 2,500,000 shares of its $0.0001 par value common stock and a promissory note for $360,000 bearing interest at 10% with an original maturity date of March 1, 2011. The shares were valued at $1 per share based on sales of the Company’s common stock to third-parties. The promissory note is collateralized by the property and equipment transferred and was subsequently subrogated to a convertible promissory note on January 12, 2012 and matures on December 11, 2015.  The balance on the note is $107,070 at January 31, 2015 with interest accrued in the amount of $7,278.

NOTE 6 – Long Term Debt and Note Payable

Convertible Promissory Note—On January 12, 2012 the Company entered into a convertible promissory note bearing interest at 10%, due January 11, 2014 which was extended to July 17, 2015.  The note is collateralized by a first priority deed of trust on approximately 4,600 acres of oil and gas leasehold interests in the Garcia Field, together with the existing wells and equipment in the field. The balance at January 31, 2015 was $248,895. The lender has the right to convert the principal to a 10% working interest in the collateral as well as a 10% interest in all wells owned by the Company in the Garcia Field in

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

which the lender does not have the 20% modified net profits interest described in Note 4. In the event the principal is less than $350,000, the conversion percentage shall be reduced proportionately. The Company has the right to prepay the note without penalties or fees after giving the lender ten days’ notice of its intent. If lender does elect to convert within 10 days after receiving said notice, the conversion rights terminate.  The Company recorded a discount to the debt of $136,599 and recognized accretion of the discount in the amounts of $0 and $15,712 for the three months ended January 31, 2015 and 2014 respectively. The ending balance of the debt discount at January 31, 2015 was $0.   The Company reviewed the note for beneficial conversion features and embedded derivatives and determined that neither applied.

On October 14, 2014 the Company acquired approximately 98% of the outstanding shares of BIYA Operators, Inc. (“BIYA”) an independent oil and gas company. The Company issued a promissory note in the principal amount of approximately $1,860,000 (subject to adjustment for unknown liabilities).  The note will be effective when certain leases covering Indian tribal lands have been issued.  The note will bear interest at 5% a year and will be payable in October 2016.

In May 2012 BIYA entered into a settlement agreement with a previous partner for $1.2 million. The amount is non-interest bearing and has a minimum monthly payment of $10,000, plus one third of BIYA’s net profits, as defined in the agreement, which amounted to approximately $5,000 at January 31, 2015, until paid in full. The balance due was $501,279 at January 31, 2015.

Installment Loan—The Company entered into an installment loan on July 4, 2013 bearing interest of 5.39%. The loan is payable in monthly installments of $464 over 48 months commencing August 4, 2013.  The loan is collateralized by a vehicle.

The following summarizes the notes payable at:
	January 31, 2015	October 31, 2014

Convertible promissory note	$248,895	$248,895
BIYA note	1,872,465	1,860,000
BIYA settlement	501,279	546,144
Installment loan	12,537	13,750
	2,635,176	2,668,789
Current portion	(440,911)	(373,846)
	$2,194,265	$2,294,943

NOTE 7 – INCOME TAXES

No provision was made for federal income tax for the three months ended January 31, 2015 and 2014, since the Company had net operating losses.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 450,000,000 common shares of par value at $0.001 and 50,000,000 preferred shares of par value at $0.001. As of January 31, 2015, 23,165,926 shares of common stock and no preferred shares were issued and outstanding. During the three months ended January 31, 2015, the Company sold 663,720 shares of its common stock for $663,720.

NOTE 9 – RELATED PARTY TRANSACTIONS

Natural Resource Group, Inc. has an office lease for office space in Littleton, Colorado, with Spotswood Properties, LLC, a Colorado limited liability company (“Spotswood”), and an affiliate of the president, effective January 1, 2009, for a three-year term. Commencing July 1, 2010 the Company entered into a new lease for office space for a 3 year period ending July 1, 2013. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood. The Company is of the opinion that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $10,667 and $2,667 in the three months ended January 31, 2015 and 2014, respectively.  The Company has accrued a liability in the amount of $5,333 for accrued rent.  Natural Resource Group, Inc. is currently leasing the office space on a month to month basis under the same terms and conditions as the lease that expired July 31, 2013.

The Company paid a director and shareholder $48,000 and $23,500 in the months ended January 31, 2015 and 2014, respectively for financial public relations consulting.

The Company paid the President’s brother $16,270 and $12,000 in the three months ended January 31, 2015 and 2014, respectively for landman consulting services.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

NOTE 10 – ACQUISITION

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

BIYA was incorporated under the laws of New Mexico in September, 2011 to pursue mineral extraction.  BIYA conducts operations in the United States primarily in the Horseshoe Gallop field in San Juan County, New Mexico.

BIYA’s has oil and gas leases covering approximately 10,100 acres and 48 producing wells. The majority of the leased acreage and producing wells are on Mountain Ute tribal land and are leased under an operating agreement with the tribe, which commenced on April 15, 2008. Under the agreement, BIYA is to drill three wells by April, 2016, and two additional wells by April 2017 and April 2018, respectively. After April 2018, BIYA is required to drill one well per year. Per the agreement, if BIYA drills and completes a well, and establishes production from that well, it will own a lease of that well, plus the applicable well spacing unit acreage surrounding that well, ranging from 40 acres to 320 acres, based on the formation drilled, from the date of filing an application for permit to drill and for as long as hydrocarbons are produced in paying quantities. All leases held by BIYA carry a royalty between 12.5% and 20%.

The Company has included the results of BIYA’s operations in its consolidated financial statements beginning on October 1, 2014. Fair values of the assets acquired and liabilities assumed in the acquisition of BIYA are summarized below:

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal—The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

Environmental—The Company accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded at their undiscounted value as assets when their receipt is deemed probable.

Concentration – The Company sells production to a small number of customers, as is customary in the industry. Yet, based on the current demand for oil and natural gas, the availability of other buyers, and the Company having the option to sell to other buyers if conditions so warrant, the Company believes that its oil and gas production can be sold in the market in the event that it is not sold to the Company’s existing customers. However, in some circumstances, a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

NOTE 12 – SUBSEQUENT EVENTS

Secured Note —In March 2015 the Company entered into a secured note facility of $250,000 bearing interest at 12% payable quarterly beginning June 1, 2015 with a two year maturity date.  The note is collateralized by a first priority deed of trust on certain producing wells and their spacing units located in the Horseshoe Gallup Field. The note and any interest outstanding may be exchanged, one time only, for new securities offered by the Company. The note guarantees one year of interest and would be due even upon prepayment of note during the first year. The lenders received two year warrants in the amount of 20% of the face value exercisable at $0.80 per common share.

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

While we have made assumptions that we believe are reasonable, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change.  All forward-looking statements in the Form 10-Q are qualified in their entirety by the cautionary statement contained in this section.  We do not undertake to update, revise or correct any of the forward-looking information.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for our fiscal year ended October 31, 2014.

We were incorporated on March 19, 2009 in Nevada.  In 2009, we leased two unpatented mining claims located in Esmeralda County, Nevada.  In January 2011, we staked an additional twenty unpatented mining claims in the same area.  Due to the lack of capital, we terminated the mining lease in November 2013. We have no plans to conduct any work on the unpatented mining claims.

On November 21, 2013 we acquired 100% of the outstanding shares of Natural Resource Group, Inc. in exchange for 14,558,510 shares of our common stock.

NRG was incorporated in Colorado in 2000 but was relatively inactive until December 2010.

In December 2010 NRG acquired oil and gas properties from Energy Oil and Gas, Inc. for 2,500,000 shares of its common stock and a promissory note in the principal amount of $360,000.  As of January 31, 2015, the principal amount of this note was $107,070.

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

During the twelve months ending December 31, 2015, we plan to drill one new well at a cost of approximately $800,000.

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

BIYA’s has oil and gas leases covering approximately 10,100 acres and 48 producing wells. The majority of the leased acreage and producing wells are on Mountain Ute tribal land and are leased under an operating agreement with the tribe., Under the agreement, BIYA is to drill 3 wells by April, 2016, and 2 additional wells by April 2017 and April 2018, respectively. After April 2018, BIYA is required to drill 1 well per year. Per the agreement, if BIYA drills and completes a well, and establishes production from that well, it will own a lease of that well plus the applicable well spacing unit acreage surrounding that well, ranging from 40 acres to 320 acres based on the formation drilled, from the date of filing an application for permit to drill and for as long as hydrocarbons are produced in paying quantities. These leases carry royalty between 12.5% and 20%.

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

Production, Drilling Activity and Oil and Gas Leases

The following table shows our net production of oil, gas and natural gas liquids for the periods indicated:

	Three Months Ended January 31,
	2015	2014
Production:
Oil (Bbls)	4,919	-
Gas (Mcf)	516	1,113
Natural Gas Liquids (gallons)	-	6,359

The following table shows, as of January 31 2015, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

	Productive Wells		Developed Acreage		Undeveloped Acreage(1)
Location	Gross	Net	Gross	Net	Gross	Net

New Mexico:
Horseshoe Gallup Field	48	48	4,440	3,560	5,672	3,403
Colorado:	5	5	200	200	4,400	4,400
Garcia Field	4	3.75	160	160	760	760
D-J Basin

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

For the three months ended January 31, 2015 compared to the three months ended January 31, 2014

For the three months ended January 31, 2015 we reported a loss of $651,356 or $(0.03) per share compared to a net loss of $(309,704) or $(0.02) per share for the three months ended January31, 2014. The increase in the net loss of $341,651 principally resulted from increase of $322,603 in general and administrative expenses due to having more employees and contractors for the full three-month period and higher costs consistent with being a public company.

Oil and gas sales were $240,274 and $12,766 for the three months ending January 31, 2015 and 2014 respectively; an increase of $227,508 (1,782%).  The increase is principally attributable to the purchase of BIYA in October 2014 and the related revenue for the quarter.

Exploration costs were $0 and $21,817 for the three months ending January 31, 2015 and 2014 respectively; a decrease of $21,817 (100%).   We did not incur any exploration activities during three months ended January31, 2015.

Lease operating expenses were $150,078 and $55,646 for the three months ending January 31, 2015 and 2014 respectively; an increase of $94,432 (170%).  The increase is principally attributable to purchase of BIYA in October 2014.

General and administrative expenses were $552,368 and $206,498 for the three months ending January 31, 2015 and 2014 respectively; an increase of $345,870 (167%).  Consulting fee increased by $171,525, due to increase in equity investment activities, investor relations expense increased by $24,500 due to full year of expense and cost related to being a public company, payroll expense increased by $69,610 due to increase in employee count.

Depreciation expense was $41,768 and $3,679 for the three months ending January 31, 2015 and 2014 respectively; an increase of $38,089 (1,035%). The increase arises from additional assets related to BIYA acquisition in October 2014.

Depletion expense was $38,775 and $2,300 for the three months ending January 31, 2015 and 2014 respectively; an increase of $36,675 (1,586%). The increase arises from additional properties and production related to BIYA acquisition in October 2014.

Production tax and royalty expense was $93,046 and $0 for the three months ending January 31, 2015 and 2014 respectively; an increase of $93,046 (100%). The increase arises from production tax and royalty expense paid on BIYA production, which was acquired in October 2014. Historically production tax and royalty was immaterial and was not disclosed separately.

Accretion expense was $6,709 and $2,000 for the three months ending January 31, 2015 and 2014 respectively; an increase of $4,709 (235%).  The increase is a result of BIYA acquisition in October 2014.

Interest expense was $8,886 and $30,530 for the three months ending January 31, 2015 and 2014 respectively; a decrease of $21,644 (70%). The decrease arises from decreased amortization of the debt discount which concluded in January 2014 and decrease in interest bearing loan.

Liquidity and Capital Resources

Our sources and (uses) of funds for the three months ended January 31, 2015 and 2014 are shown below:
	2015	2014

Cash used in operations	$(702,559	$(203,093)
Sale of common stock	663,720	155,000
Payment on notes payable	(40,891)	(1,118)

Between November 1, 2014 and January 31, 2015 we sold 663,720 shares of our common stock to a group of private investors for cash of $663,720.

As of January 31, 2015, operating expenses were approximately $113,000 per month, which amount includes salaries and other corporate overhead, but excludes expenses associated with drilling, completing or reworking wells, lease operating expenses and interest expense.

Our material future contractual obligations as of January 31, 2015 are summarized as follows:

Total	10/31/15	10/31/2016	10/31/2017	Thereafter
$2,734,968	$373,633	$2,212,295	$149,040	$-

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

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, has an accumulated deficit of $2,933,689 and has negative working capital of $1,066,961 at January 31, 2015.  As of January 31, 2015, the Company has limited financial resources.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable mineral properties, generate revenue from planned business operations, and control exploration costs. Management plans to fund its future operations by joint venturing and obtaining additional financing, and commercial production. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in liquidity; or
●	significant changes in expected sources and uses of cash.

Critical Accounting Policies and Estimates

See Notes 2 and 3 to the financial statements included as part of this report for a description of our significant accounting policies.

Recent Accounting Pronouncements

We do not believe that any recently issued accounting pronouncements will have a material impact on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our
Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of January 31, 2015, our disclosure controls and procedures were not effective due to the following:

1.	We do not have an audit committee;

2.
We did not have the proper segregation of duties with respect our finance and accounting functions due to limited personnel. During the three months ended January 31, 2015 we had independent contractors that performed nearly all aspects of our financial reporting process, including but not limited to, preparation of underlying account records and systems, the ability to posting and recording journal entries and the preparation of the financial statements.  Accordingly, this created certain incompatible duties and a lack of review over the  financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

3.	Our corporate governance activities and processes are not always formally documented.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. Since the acquisition of Natural Resource Group, Inc. on November 21, 2013, the board, as a whole, has been acting as the audit committee and independent board members constitute the compensation committee.  We have adopted a code of ethics and other procedures and changes in our internal controls in response to the requirements of Sarbanes Oxley § 404.  During the fiscal year ending October 31, 2015, we will continue to implement appropriate changes as they are identified, including changes to remediate the significant deficiencies in our internal controls.  There can be no guarantee that we will be successful in making these changes as they may be considered cost prohibitive.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended January 31, 2015 we sold 663,720 shares of our common stock to private investors at a price of $1.00 per share. The $663,720 in proceeds was used for operations. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares. The persons who acquired these shares were sophisticated investors and were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these shares acquired them for their own accounts. The certificates representing these shares will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission was paid to any person in connection with the sale of these shares.

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

DIVERSIFIED RESOURCES, INC.

Date: March 17, 2015	By:	/s/ Paul Laird
Paul Laird, Principal Executive, Financial and
Accounting Officer