Form 10-Q
period 2015-04-30
Diversified Resources Inc.
filed 2015-06-12
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 23,165,926 shares of common stock as of June 10, 2015.

DIVERSIFED RESOURCES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Diversified Resources, Inc.
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$209,648	$209,054
Accounts receivable, trade	-	130,495
Prepaid expenses	3,364	7,948
Total current assets	213,012	347,497

LONG-LIVED ASSETS
Property and Equipment, net of accumulated depreciation
of $231,704 and $149,957	1,824,443	1,904,403
Bonds and deposits	167,867	167,867
Oil and gas properties - proved (successful efforts method)
net of accumulated depletion of $164,477 and $100,062	3,741,450	3,806,153
Oil and gas properties - proved undeveloped (successful efforts method)	1,209,724	1,209,724
Oil and gas properties - unproved (successful efforts method)	2,932,730	2,932,730

Total assets	$10,089,226	$10,368,374

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$199,826	$221,880
Accounts payable, related party	119,736	145,473
Current portion of notes payable	319,633	373,846
Note payable – related party	107,070	-
Accrued interest, related party	9,887	4,579
Accrued expenses	373,169	560,548
Total current liabilities	1,129,321	1,306,326

LONG TERM LIABILITIES
Long term debt, related party	-	107,070
Long term debt, notes payable	2,904,142	2,294,943
Asset retirement obligation	305,274	290,312

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 50,000,000 shares authorized:
none issued and outstanding
Common stock, $0.001 par value, 450,000,000 shares authorized,
23,165,926 and 22,502,206 shares issued and outstanding in 2015 and 2014 respectively	23,166	22,502
Additional paid in capital	9,292,610	8,629,554
Accumulated deficit	(3,565,287)	(2,282,333)
Total stockholders' equity	5,750,489	6,369,723

Total liabilities and stockholders' equity	$10,089,226	$10,368,374

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 30,	April 30,
	2015	2014

Operating revenues
Oil and gas sales	$117,539	$9,874

Operating expenses
Exploration costs, including dry holes	16,513	19,984
Lease operating expenses	159,011	66,372
General and administrative	398,008	309,124
Depreciation expense	41,768	3,679
Depletion expense	23,101	1,800
Production tax and royalty expense	34,906	-
Accretion expense	8,254	2,000
Total operating expenses	681,561	402,959

(Loss) from operations	(564,022)	(393,085)

Other income (expense)
Interest expense	(30,352)	(13,070)
Other income (expense), net	(30,352)	(13,070)

Net (loss)	$(594,374)	$(406,155)

Net (loss) per common share
Basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding
Basic and diluted	23,074,252	17,704,826

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	April 30,	April 30,
	2015	2014

Operating revenues
Oil and gas sales	$357,813	$22,640

Operating expenses
Exploration costs, including dry holes	16,513	41,801
Lease operating expenses	330,800	122,018
General and administrative	949,669	515,622
Depreciation expense	83,536	7,358
Depletion expense	61,126	4,100
Production tax and royalty expense	144,924	-
Accretion expense	14,962	4,000
Total operating expenses	1,601,530	694,899

(Loss) from operations	(1,243,717)	(672,259)

Other income (expense)
Interest expense	(39,237)	(43,601)
Other income (expense), net	(39,237)	(43,601)

Net (loss)	$(1,282,954)	$(715,860)

Net (loss) per common share
Basic and diluted	$(0.06)	$(0.04)

Weighted average shares outstanding
Basic and diluted	21,563,319	17,197,260

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 30,	April 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) operating activities	$(1,208,912)	$(669,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property and equipment	-	(1,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	663,720	717,000
Proceeds from notes payable	600,000	-
Payment on notes payable	(54,214)	(2,314)
Net cash provided by financing activities	1,209,506	714,686

INCREASE (DECREASE) IN CASH	594	43,588

BEGINNING BALANCE	209,054	69,433

ENDING BALANCE	$209,648	$113,021

Cash paid for income taxes	$-	$-
Cash paid for interest	$20,251	$17,276

Supplemental schedule of non-cash investing and
financing activities:
Issuance of common stock for Natural Resource Group, Inc. Common Stock	$-	$14,558
Forgiveness of related party notes	$-	$14,040
Assumption of liabilities by former officer and shareholder	$-	$283,701

See accompanying notes to the financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015

NOTE 1 – BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Diversified Resources, Inc. (“we”, “us”, “our”, “Diversified”, or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, drilling risks, geological risks, the timing of acquisitions, and our ability to obtain additional capital. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Diversified’s Annual Report on Form 10-K for the year ended October 31, 2014 as filed with the Securities and Exchange Commission (“SEC”) on February 13, 2015.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for annual consolidated financial statements.

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

The condensed consolidated financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such condensed consolidated financial statements.

NOTE 2 – ORGANIZATION AND GOING CONCERN

We incorporated in the State of Nevada on March 19, 2009 to pursue mineral extraction in the United States.

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

As shown in the accompanying condensed consolidated financial statements, the Company has incurred significant operating losses since inception, has an accumulated deficit of $3,565,287 and has negative working capital of $916,309 at April 30, 2015.  As of April 30, 2015, the Company has limited financial resources.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable mineral properties, generate revenue from planned business operations, and control exploration costs. Management plans to fund its future operations by joint venturing and obtaining additional financing, and commercial production. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements include the accounts of Diversified Resources, Inc. and its wholly owned subsidiaries, Natural Resource Group, Inc. and BIYA Operators, Inc. All inter-company accounts and transactions have been eliminated.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates of oil and gas reserve quantities provide the basis for the calculation of depletion, depreciation and amortization and impairment, each of which represents a significant component of the financial statements.  Actual results could differ from those estimates.

Revenue Recognition

We recognize oil and gas revenue from interests in producing wells as the oil and gas is sold. Revenue from the purchase, transportation, and sale of natural gas is recognized upon completion of the sale and when transported volumes are delivered. We recognize revenue related to gas balancing agreements based on the sales method. Our net imbalance position at April 30, 2015 and 2014 was immaterial.

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

Exploration Costs   Geological and geophysical costs, delay rentals, amortization of unproved leasehold costs, and costs to drill wells that do not find proved reserves are expensed as oil and gas exploration. We carry the costs of an exploratory well as an asset if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well and as long as we are making

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015

sufficient progress assessing the reserves and the economic and operating viability of the project.  Geological and geophysical costs were $16,513 and $41,801 for the six months ended April 30, 2015 and 2014, respectively, and are included in Exploration Costs in the accompanying financial statements.

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

The following table reconciles the asset retirement obligation for six months ended April 30, 2015 and year ended October 31, 2014:

	2015	2014

Asset retirement obligation as of beginning of period	$290,312	$222,375
Liabilities added	-	43,883
Accretion expense on discounted obligation	14,962	24,054

Asset retirement obligation as of end of period	$305,274	$290,312

Property and Equipment

Property and equipment consists of production buildings, furniture, fixtures, equipment and vehicles which are recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to fifteen years.

Maintenance and repairs are charged to expense as incurred.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes.  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized. Interest and penalties on tax deficiencies recognized in accordance with FASB accounting standards are classified as income taxes in accordance with FASB ASC Topic 740-10-50-19. The Company follows FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Contingent Liabilities

The Company records contingent liabilities when the amounts were incurred and determinable. Otherwise the Company will disclose the matter(s) and provide a range or best estimate of the contingency in the notes to the financial statements. As of April 30, 2015 there were no legal proceedings against the Company. Neither the Company nor any of its officers or directors is involved in any litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors. As of April 30, 2015, there were no contingent liabilities that required disclosure or accrual in the Company’s financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015

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

Recent Accounting Pronouncements

The Company does not believe that any recently issued or proposed accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

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

NOTE 5 – Notes Payable – Related Party

In December 2010, the Company entered into a purchase and sale agreement to acquire certain oil and gas assets located in Adams, Broomfield, Huerfano, Las Animas, Morgan and Weld counties, Colorado. The Company issued 2,500,000 shares of its $0.0001 par value common stock and a promissory note for $360,000 bearing interest at 10% with an original maturity date of March 1, 2011. The shares were valued at $1 per share based on sales of the Company’s common stock to third-parties. The promissory note is collateralized by the property and equipment transferred and was subsequently subrogated to a convertible promissory note on January 12, 2012 and matures on December 11, 2015. The balance on the note is $107,070 at April 30, 2015 with interest accrued in the amount of approximately $9,900.

NOTE 6 – Long Term Debt and Note Payable

Convertible Promissory Note—On January 12, 2012 the Company entered into a convertible promissory note bearing interest at 10%, due January 11, 2014 which was extended to July 17, 2015. The note is collateralized by a first priority deed of trust on approximately 4,600 acres of oil and gas leasehold interests in the Garcia Field, together with the existing wells and equipment in the field. The balance at April 30, 2015 was $248,895. The lender has the right to convert the principal to a 10% working interest in the collateral as well as a 10% interest in all wells owned by the Company in the Garcia Field in which the lender does not have the 20% modified net profits interest described in Note 4. In the event the principal is less than $350,000, the conversion percentage shall be reduced proportionately.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015

The Company has the right to prepay the note without penalties or fees after giving the lender ten days’ notice of its intent. If the lender does not elect to convert within 10 days after receiving said notice, the conversion rights terminate.  The Company recorded a discount to the debt of $136,599 and recognized accretion of the discount in the amounts of $0 and $15,712 for the three months ended April 30, 2015 and 2014 respectively. The ending balance of the debt discount at April 30, 2015 was $0.   The Company reviewed the note for beneficial conversion features and embedded derivatives and determined that neither applied.

In May 2012 BIYA entered into a settlement agreement with a previous partner for $1.2 million. The agreement was amended effective April 1, 2015, where the balance due will bear interest at 6% a year and has a fixed monthly payment of $5,500 per month until paid in full. The balance due was $501,279 at April 30, 2015 and accrued interest of $2,500 at April 30, 2015.

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

Secured Note —In March and April 2015, the Company entered into secured notes facilities of $250,000 and $350,000, respectively, bearing interest at 12% payable quarterly beginning June 1, 2015 with a two year maturity date.  The notes are collateralized by a first priority deed of trust on certain producing wells and their spacing units located in the Horseshoe Gallup Field. The notes and any interest outstanding may be converted, one time only, for new securities offered by the Company. The note guarantees one year of interest and would be due even upon prepayment of note during the first year. The lenders received two year warrants in the amount of 20% of the face value exercisable at $0.80 per common share. Based on the number of warrants issued, the Company believes value of these warrants is immaterial at April, 30 2015. The secured notes had accrued interest payable of approximately $6,000 at April 30, 2015.

Installment Loan—The Company entered into an installment loan on July 4, 2013 bearing interest of 5.39%. The loan is payable in monthly installments of $464 over 48 months commencing August 4, 2013.  The loan is collateralized by a vehicle.

The following summarizes the notes payable at:
	April 30, 2015	October 31, 2014

Convertible promissory note	$248,895	$248,895
BIYA note	1,860,000	1,860,000
BIYA settlement	501,279	546,144
Secured notes	600,000	-
Other notes	13,601	13,750
	3,223,775	2,668,789
Current portion	(319,633)	(373,846)
	$2,904,142	$2,294,943

NOTE 7 – INCOME TAXES

No provision was made for federal income tax for the six months ended April 30, 2015 and 2014, since the Company had net operating losses.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 450,000,000 common shares of par value at $0.001 and 50,000,000 preferred shares of par value at $0.001. As of April 30, 2015, 23,165,926 shares of common stock and no preferred shares were issued and outstanding. During the six months ended April 30, 2015, the Company sold 663,720 shares of its common stock to a group of private investors for a cash of $663,720.

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

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015

Spotswood was paid $8,000 and $16,000 in three and six months ended April 30, 2015 and 2014, respectively.  The Company has accrued a liability in the amount of $5,333 for accrued rent.  The Company is currently leasing the office space on a month to month basis under the same terms and conditions as the lease that expired July 31, 2013.

The Company paid a director and shareholder $52,000 and $104,000 in the three and six months ended April 30, 2015, respectively and $37,950 and $78,950 in the three and six months ended April 30, 2014, each, for financial public relations consulting.

The Company paid the President’s brother $18,930 and $35,200 in the three and six months ended April 30, 2015, respectively and $12,000 and $24,000 in the three and six months ended April 30, 2014, respectively for landman consulting services.

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

BIYA has oil and gas leases covering approximately 10,100 acres and 48 producing wells. The majority of the leased acreage and producing wells are on Mountain Ute tribal land and are leased under an operating agreement with the tribe, which commenced on April 15, 2008. Under the agreement, BIYA is to drill three wells by April, 2016, and two additional wells by April 2017 and April 2018, respectively. After April 2018, BIYA is required to drill one well per year. Per the agreement, if BIYA drills and completes a well, and establishes production from that well, it will own a lease for that well, plus the applicable well spacing unit acreage surrounding that well, ranging from 40 acres to 320 acres, based on the formation drilled, from the date of filing an application for permit to drill and for as long as hydrocarbons are produced in paying quantities. All leases held by BIYA carry a royalty between 12.5% and 20%.

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

The consideration consisted of cash of $174,000, the issuance of a note in the amount of $1,860,000, and the issuance of 900,000 common shares with a fair value of $900,000.

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

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal—The Company is not subject to any legal claims.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements included as part of this report.

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

In December 2010 NRG acquired oil and gas properties from Energy Oil and Gas, Inc. for 2,500,000 shares of its common stock and a promissory note in the principal amount of $360,000.  As of April 30, 2015, the principal amount of this note was $107,070.

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

Subsequent to December 2010, leases covering 160 acres in the Garcia Field were sold and leases covering 960 acres in the Garcia Field expired.  In 2013, we acquired a 640 acre lease (100% working interest, 80% net revenue interest) in the D-J Basin. The Denver-Julesburg (“D-J”) Basin is located in Northeastern Colorado.

During the twelve months ending April 30, 2016, we plan to drill one new well at a cost of approximately $800,000.

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

BIYA has oil and gas leases covering approximately 10,100 acres and 48 producing wells. The majority of the leased acreage and producing wells are on Mountain Ute tribal land and are leased under an operating agreement with the tribe. Under the agreement, BIYA is to drill 3 wells by April, 2016, and 2 additional wells by April 2017 and April 2018, respectively. After April 2018, BIYA is required to drill 1 well per year. Per the agreement, if BIYA drills and completes a well, and establishes production from that well, it will own a lease for that well plus the applicable well spacing unit acreage surrounding that well, ranging from 40 acres to 320 acres based on the formation drilled, from the date of filing an application for permit to drill and for as long as hydrocarbons are produced in paying quantities. These leases carry royalties between 12.5% and 20%.

During the twelve months ending April 30, 2016, we plan to:

●	rework 50 producing and shut-in wells at a total cost of approximately $400,000
●	drill 10 new well at a cost of approximately $255,000 per well.

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

Production, Drilling Activity and Oil and Gas Leases

The following table shows our net production of oil, gas and natural gas liquids for the periods indicated:

	Six Months Ended April 30,
	2015	2014
Production:
Oil (Bbls)	7,989	-
Gas (Mcf)	1,135	1,341
Natural Gas Liquids (gallons)	-	15,122

The following table shows, as of April 30 2015, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

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

For the three months ended April 30, 2015 compared to the three months ended April 30, 2014

For the three months ended April 30, 2015 we reported a loss of $594,374 or $(0.03) per share compared to a net loss of $406,155 or $(0.02) per share for the three months ended April 30, 2014. The increase in the net loss of $188,219 principally resulted from increase of $92,639 in lease operating expenses due to having higher number of wells being operated and $88,880 in general and administrative expenses due to having more employees and contractors for the full three-month period and higher costs consistent with being a public company.

Oil and gas sales were $117,539 and $9,874 for the three months ending April 30, 2015 and 2014 respectively; an increase of $107,665 (1090%).  The increase is principally attributable to the purchase of BIYA in October 2014 and the related revenue for the quarter.

Exploration costs were $16,513 and $19,984 for the three months ending April 30, 2015 and 2014 respectively; a decrease of $3,471 (17%).  We did not incur any significant exploration activities during three months ended April 30, 2015.

Lease operating expenses were $159,011 and $66,372 for the three months ending April 30, 2015 and 2014 respectively; an increase of $92,639 (140%).  The increase is principally attributable to purchase of BIYA in October 2014.

General and administrative expenses were $398,008 and $309,124 for the three months ending April 30, 2015 and 2014 respectively; an increase of $88,884 (29%) mainly due to increase in payroll expenses due to having more employees and contractors for the full three-month period and higher costs consistent with being a public company.

Depreciation expense was $41,768 and $3,679 for the three months ending April 30, 2015 and 2014 respectively; an increase of $38,089 (1035%). The increase arises from additional assets related to BIYA acquisition in October 2014.

Depletion expense was $23,101 and $1,800 for the three months ending April 30, 2015 and 2014 respectively; an increase of $21,301 (1183%). The increase arises from additional properties and production related to BIYA acquisition in October 2014.

Production tax and royalty expense was $34,906 and $0 for the three months ending April 30, 2015 and 2014 respectively; an increase of $34,906 (100%). The increase arises from production tax and royalty expense paid on BIYA production, which was acquired in October 2014. Historically production tax and royalty was immaterial and was not disclosed separately.

Accretion expense was $8,254 and $2,000 for the three months ending April 30, 2015 and 2014 respectively; an increase of $6,254 (313%).  The increase is a result of BIYA acquisition in October 2014.

Interest expense was $30,352 and $13,070 for the three months ending April 30, 2015 and 2014 respectively; an increase of $17,282 (132%). The increase is due to increase in debt and interest paid on royalties payable.

For the six months ended April 30, 2015 compared to the six months ended April 30, 2014

For the six months ended April 30, 2015 we reported a loss of $1,282,954 or $(0.06) per share compared to a net loss of $715,860 or $0.04 per share for the six months ended April 30, 2014. The increase in the net loss of $567,094 principally resulted from an increase of $208,782 in lease operating expenses due to having higher number of wells being operated and $434,047 in general and administrative expenses due to having more employees and contractors for the full six-month period and higher costs consistent with being a public company.

Oil and gas sales were $357,813 and $22,640 for the six months ending April 30, 2015 and 2014 respectively; an increase of $335,173 (1480%).  The increase is principally attributable to the purchase of BIYA in October 2014 and the related revenue for the six months ending April 30, 2015.

Exploration costs were $16,513 and $41,801 for the six months ending April 30, 2015 and 2014 respectively; a decrease of $25,288 (60%).   We did not incur any significant exploration activities during six months ended April 30, 2015.

Lease operating expenses were $330,800 and $122,018 for the six months ending April 30, 2015 and 2014 respectively; an increase of $208,782 (171%).  The increase is principally attributable to purchase of BIYA in October 2014.

General and administrative expenses were $949,669 and $515,622 for the six months ending April 30, 2015 and 2014 respectively; an increase of $434,047 (84%).  Consulting fees increased by $152,735, due to increase in equity investment activities and payroll expense increased by $157,966 due to increase in employee count.

Depreciation expense was $83,536 and $7,358 for the six months ending April 30, 2015 and 2014 respectively; an increase of $76,178 (1035%). The increase arises from additional assets related to BIYA acquisition in October 2014.

Depletion expense was $61,126 and $4,100 for the six months ending April 30, 2015 and 2014 respectively; an increase of $57,026 (1391%). The increase arises from additional properties and production related to BIYA acquisition in October 2014.

Production tax and royalty expense was $144,924 and $0 for the six months ending April 30, 2015 and 2014 respectively; an increase of $144,924 (100%). The increase arises from production tax and royalty expense paid on BIYA production, which was acquired in October 2014. Historically production tax and royalty was immaterial and was not disclosed separately.

Accretion expense was $14,962 and $4,000 for the six months ending April 30, 2015 and 2014 respectively; an increase of $10,962 (274%).  The increase is a result of BIYA acquisition in October 2014.

Interest expense was $39,237 and $43,601 for the six months ending April 30, 2015 and 2014 respectively; a decrease of $4,364 (10%). The decrease arises from decreased amortization of the debt discount which concluded in January 2014 and decrease in interest bearing loan.

Liquidity and Capital Resources

Our sources and (uses) of funds for the six months ended April 30, 2015 and 2014 are shown below:

	2015	2014

Cash used in operations	$(1,208,912)	$(669,820)
Purchase of equipment	-	(1,278)
Sale of common stock	663,720	717,000
Proceeds from notes payable	600,000	-
Payment on notes payable	(54,214)	(2,314)

Between November 1, 2014 and April 30, 2015 we sold 663,720 shares of our common stock to a group of private investors for cash of $663,720.

As of April 30, 2015, operating expenses were approximately $113,000 per month, which amount includes salaries and other corporate overhead, but excludes expenses associated with drilling, completing or reworking wells, lease operating expenses and interest expense.

Our material future contractual obligations as of April 30, 2015 are summarized as follows:

Total	Less then 1 year	1 – 3 years	Thereafter
$3,330,845	$426,703	$2,904,142	$-

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

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, has an accumulated deficit of $3,565,287 and has negative working capital of $916,309 at April 30, 2015.  As of April 30, 2015, the Company has limited financial resources.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable mineral properties, generate revenue from planned business operations, and control exploration costs. Management plans to fund its future operations by joint venturing and obtaining additional financing, and commercial production. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in liquidity; or
●	significant changes in expected sources and uses of cash.

Critical Accounting Policies and Estimates

See Notes 2 and 3 to the condensed consolidated financial statements included as part of this report for a description of our significant accounting policies.

Recent Accounting Pronouncements

We do not believe that any recently issued accounting pronouncements will have a material impact on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of April 30, 2015, our disclosure controls and procedures were not effective due to the following:

1.
We did not have the proper segregation of duties with respect to our finance and accounting functions due to limited personnel. During the three months ended April 30, 2015 we had independent contractors that performed nearly all aspects of our financial reporting process, including but not limited to, preparation of underlying accounting records and systems, the ability to post and record journal entries and the preparation of the financial statements.  Accordingly, this created certain incompatible duties and a lack of review over the  financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

2.	Our corporate governance activities and processes are not formally documented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended April 30, 2015 we sold 663,720 shares of our common stock to private investors at a price of $1.00 per share. The $663,720 in proceeds was used for operations. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with the sale of these shares. The persons who acquired these shares were sophisticated investors and were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these shares acquired them for their own accounts. The certificates representing these shares will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission was paid to any person in connection with the sale of these shares.

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

DIVERSIFIED RESOURCES, INC.

Date: June 12, 2015	By:	/s/ Paul Laird
Paul Laird, Principal Executive, Financial and Accounting Officer