Form 10-Q
period 2015-07-31
Diversified Resources Inc.
filed 2015-09-14
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 23,165,926 shares of common stock as of September 10, 2015.

DIVERSIFED RESOURCES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Diversified Resources, Inc.
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2015	2014
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$79,861	$209,054
Accounts receivable, trade	44,700	130,495
Prepaid expenses	3,363	7,948
Total current assets	127,924	347,497

LONG-LIVED ASSETS
Property and Equipment, net of accumulated depreciation
of $269,896 and $149,957	1,805,739	1,904,403
Bonds and deposits	167,867	167,867
Oil and gas properties - proved (successful efforts method)
net of accumulated depletion of $191,817 and $100,062	3,746,399	3,806,153
Oil and gas properties - proved undeveloped (successful efforts method)	1,209,724	1,209,724
Oil and gas properties - unproved (successful efforts method)	2,932,730	2,932,730

Total assets	$9,990,383	$10,368,374

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$296,633	$221,880
Accounts payable, related party	119,736	145,473
Current portion of notes payable	319,633	373,846
Note payable – related party	107,070	-
Accrued interest, related party	12,588	4,579
Accrued expenses	409,363	560,548
Total current liabilities	1,265,023	1,306,326

LONG TERM LIABILITIES
Long term debt, related party	-	107,070
Long term debt, notes payable	3,292,639	2,294,943
Asset retirement obligation	313,144	290,312

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 50,000,000 shares authorized:
none issued and outstanding
Common stock, $0.001 par value, 450,000,000 shares authorized,
23,165,926 and 22,502,206 shares issued and outstanding in 2015 and 2014 respectively	23,166	22,502
Additional paid in capital	9,292,610	8,629,554
Accumulated deficit	(4,196,199)	(2,282,333)
Total stockholders' equity	5,119,577	6,369,723

Total liabilities and stockholders' equity	$9,990,383	$10,368,374

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	July 31,	July 31,
	2015	2014

Operating revenues
Oil and gas sales	$161,052	$46,352

Operating expenses
Lease operating expenses	218,130	84,205
General and administrative	363.790	335,287
Depreciation expense	41,768	3,820
Depletion expense	25,263	9,974
Production tax and royalty expense	49,643	-
Accretion expense	7,870	2,000
Total operating expenses	706,464	435,286

Loss from operations	(545,412)	(388,934)

Other expense
Interest expense	(41,555)	(7,245)
Other expense	(41,555)	(7,245)

Net loss	$(586,967)	$(396,179)

Net loss per common share
Basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding
Basic and diluted	22,851,919	19,237,363

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	July 31,	July 31,
	2015	2014

Operating revenues
Oil and gas sales	$518,865	$68,992

Operating expenses
Exploration costs, including dry holes	16,513	41,801
Lease operating expenses	557,400	206,223
General and administrative	1,348,934	850,909
Depreciation expense	125,304	11,178
Depletion expense	86,389	14,074
Production tax and royalty expense	194,567	-
Accretion expense	22,832	6,000
Total operating expenses	2,351,939	1,130,185

Loss from operations	(1,833,074)	(1,061,193)

Other expense
Interest expense	(80,792)	(50,846)
Other expense, net	(80,792)	(50,846)

Net loss	$(1,913,866)	$(1,112,039)

Net loss per common share
Basic and diluted	$(0.08)	$(0.06)

Weighted average shares outstanding
Basic and diluted	22,940,864	18,167,691

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 31,	July 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(1,683,121)	$(1,299,731)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for oil and gas properties	(32,002)	-
Cash paid for purchase of property and equipment	(21,273)	(1,278)
Net cash used in investing activities	(53,275)	(1,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	663,720	1,347,000
Proceeds from notes payable	1,000,000	-
Payment on notes payable	(56,517)	(3,312)
Net cash provided by financing activities	1,607,203	1,343,688

INCREASE (DECREASE) IN CASH	(129,193)	42,679

BEGINNING BALANCE	209,054	69,433

ENDING BALANCE	$79,861	$112,112

Cash paid for interest	$29,620	$21,316

Supplemental schedule of non-cash investing and
financing activities:
Issuance of common stock for Natural Resource Group, Inc. common stock	$-	$14,558
Forgiveness of related party notes	$-	$14,040
Assumption of liabilities by former officer and shareholder	$-	$283,701

See accompanying notes to the financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015

NOTE 1 – BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Diversified Resources, Inc. (“we”, “us”, “our”, “Diversified”, or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, drilling risks, geological risks, the timing of acquisitions, and our ability to obtain additional capital. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2014 as filed with the Securities and Exchange Commission (“SEC”) on February 13, 2015.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

As shown in the accompanying condensed consolidated financial statements, the Company has incurred significant operating losses since inception, has an accumulated deficit of $4,196,199 and has negative working capital of $1,137,099 at July 31, 2015.  As of July 31, 2015, the Company has limited financial resources.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable mineral properties, generate revenue from planned business operations, and control exploration costs. Management plans to fund its future operations by joint venturing and obtaining additional financing, and commercial production. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements include the accounts of Diversified and its wholly owned subsidiaries, NRG and BIYA Operators, Inc. All inter-company accounts and transactions have been eliminated.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015

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

Revenue Recognition

We recognize oil and gas revenue from interests in producing wells as the oil and gas is sold. Revenue from the purchase, transportation, and sale of natural gas is recognized upon completion of the sale and when transported volumes are delivered. We recognize revenue related to gas balancing agreements based on the sales method. Our net imbalance position at July 31, 2015 and 2014 was immaterial.

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

Exploration Costs   Geological and geophysical costs, delay rentals, amortization of unproved leasehold costs, and costs to drill wells that do not find proved reserves are expensed as oil and gas exploration. We carry the costs of an exploratory well as an asset if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well and as long as we are making

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015

sufficient progress assessing the reserves and the economic and operating viability of the project.  Geological and geophysical costs were $16,513 and $41,801 for the nine months ended July 31, 2015 and 2014, respectively, and are included in Exploration Costs in the accompanying financial statements.

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

The following table reconciles the asset retirement obligation for nine months ended July 31, 2015 and year ended October 31, 2014:
	2015	2014

Asset retirement obligation as of beginning of period	$290,312	$222,375
Liabilities added	-	43,883
Accretion expense on discounted obligation	22,832	24,054

Asset retirement obligation as of end of period	$313,144	$290,312

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

Contingent Liabilities

The Company records contingent liabilities when the amounts are incurred and reasonably estimable. Otherwise the Company will disclose the matter(s) and provide a range or best estimate of the contingency in the notes to the financial statements. As of July 31, 2015 there were no legal proceedings against the Company. Neither the Company nor any of its officers or directors is involved in any litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors. As of July 31, 2015, there were no contingent liabilities that required disclosure or accrual in the Company’s financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015

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

NOTE 4 – Participation Agreement

In connection with the convertible promissory note described in Note 6, the Company entered into a participation agreement with a nonaffiliated company whereby the nonaffiliated company would advance up to $350,000 to conduct additional development of the underlying leases at the Garcia Field and drill and complete three additional wells on the acreage. During 2012, $250,000 was advanced to the Company. In consideration for extending this credit arrangement, the lender was assigned a 1% overriding royalty interest in the 4,600 acre field, a 20% modified net profits interest in the existing four producing wells in the Garcia Field and a 20% modified net profits interest in three additional wells to be drilled on the acreage. The Company valued the net profits interest and the overriding royalty interest at $136,599 using 10% present value over the estimated life of the wells. The amount was recorded as a debt discount and is being amortized using the effective interest rate method over the life of the promissory note (3 years). Additionally, the lender has the right, at any point during the period of the note, to convert the remaining principal balance on the note to a working interest.

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

NOTE 5 – Notes Payable – Related Party

In December 2010, the Company entered into a purchase and sale agreement to acquire certain oil and gas assets located in Adams, Broomfield, Huerfano, Las Animas, Morgan and Weld counties, Colorado. The Company issued 2,500,000 shares of its $0.0001 par value common stock and a promissory note for $360,000 bearing interest at 10% with an original maturity date of March 1, 2011. The shares were valued at $1 per share based on sales of the Company’s common stock to third-parties. The promissory note is collateralized by the property and equipment transferred and was subsequently subrogated to a convertible promissory note on
January 12, 2012 and matures on December 11, 2015.  The balance on the note is $107,070 at July 31, 2015 with interest accrued in the amount of approximately $12,588.

NOTE 6 – Long Term Debt and Note Payable

Convertible Promissory Note—On January 12, 2012 the Company entered into a convertible promissory note bearing interest at 10%, due January 11, 2014 which was extended to January 2016. The note is collateralized by a first priority deed of trust on approximately 4,600 acres of oil and gas leasehold interests in the Garcia Field, together with the existing wells and equipment in the field. The balance at July 31, 2015 was $248,895. The lender has the right to convert the principal to a 10% working interest in the collateral as well as a 10% interest in all wells owned by the Company in the Garcia Field in which the lender does not have the 20% modified net profits interest described in Note 4. In the event the principal is less than $350,000, the conversion percentage shall be reduced proportionately.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015

The Company has the right to prepay the note without penalties or fees after giving the lender ten days’ notice of its intent. If the lender does not elect to convert within 10 days after receiving said notice, the conversion rights terminate.  The Company recorded a discount to the debt of $136,599 and recognized accretion of the discount in the amounts of $0 and $19,516 for the nine months ended July 31, 2015 and 2014 respectively. The ending balance of the debt discount at July 31, 2015 was $0.   The Company reviewed the note for beneficial conversion features and embedded derivatives and determined that neither applied.

On October 14, 2014 the Company acquired approximately 98% of the outstanding shares of BIYA Operators, Inc. (“BIYA”), an independent oil and gas company. The Company issued a promissory note in the principal amount of approximately $1,860,000 (subject to adjustment for unknown liabilities).  The note will be effective when certain leases covering Indian tribal lands have been issued.  The note will bear interest at 5% a year and will be payable in October 2016.

In May 2012 BIYA entered into a settlement agreement with a previous partner for $1.2 million. The agreement was amended effective April 1, 2015, where the balance due will bear interest at 6% a year and has a fixed monthly payment of $5,500 per month until paid in full. The balance due was $492,208 at July 31, 2015.

Secured Notes —In March, April 2015, June 2015 and July 2015, the Company issued secured notes in the principal amounts of $250,000, $400,000, $200,000 and $150,000 respectively, bearing interest at 12% payable quarterly beginning June 1, 2015 with a two year maturity date.  The notes are collateralized by a first priority deed of trust on certain producing wells and their spacing units located in the Horseshoe Gallup Field. The notes and any interest outstanding may be converted, one time only, for new securities offered by the Company. The note guarantees one year of interest and would be due even upon prepayment of note during the first year. The lenders received two year warrants which entitles the holders to purchase up to 200,000 shares of the Company’s common stock at a price of $0.80 per common share. Based on the number of warrants issued, the Company believes the value of these warrants is immaterial at July, 31 2015. The secured notes had accrued interest payable of approximately $17,500 at July 31, 2015.

Installment Loan—The Company entered into an installment loan on July 4, 2013 bearing interest of 5.39%. The loan is payable in monthly installments of $464 over 48 months commencing August 4, 2013.  The loan is collateralized by a vehicle.

The following summarizes the notes payable at:
	July 31, 2015	October 31, 2014

Convertible promissory note	$248,895	$248,895
BIYA note	1,860,000	1,860,000
BIYA settlement	492,208	546,144
Secured notes	1,000,000	-
Other notes	11,169	13,750
	3,612,272	2,668,789
Current portion	(319,633)	(373,846)
	$3,292,639	$2,294,943

NOTE 7 – INCOME TAXES

No provision was made for federal income tax for the three and nine months ended July 31, 2015 and 2014, since the Company had net operating losses.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 450,000,000 common shares of par value at $0.001 and 50,000,000 preferred shares of par value at $0.001. As of July 31, 2015, 23,165,926 shares of common stock and no preferred shares were issued and outstanding. During the nine months ended July 31, 2015, the Company sold 663,720 shares of its common stock to a group of private investors for a cash of $663,720.

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

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015

Spotswood was paid $10,667 and $26,667 in three and nine months ended July 31, 2015 and 2014, respectively.  The Company has accrued a liability in the amount of $5,333 for accrued rent.  The Company is currently leasing the office space on a month to month basis under the same terms and conditions as the lease that expired July 31, 2013.

The Company paid a director and shareholder $48,000 and $152,000 in the three and nine months ended July 31, 2015, respectively and $53,700 and $132,650 in the three and nine months ended July 31, 2014, each, for financial public relations consulting.

The Company paid the President’s brother $18,162 and $57,724 in the three and nine months ended July 31, 2015, respectively and $15,685 and $39,685 in the three and nine months ended July 31, 2014, respectively for landman consulting services.

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

BIYA has oil and gas leases covering approximately 10,100 acres and 48 producing wells. The majority of the leased acreage and producing wells are on Mountain Ute tribal land and are leased under an operating agreement with the tribe, which commenced on April 15, 2008. Under the agreement, BIYA is to drill 2 wells by April 2016, April 2017 and April 2018, respectively. After April 2018, BIYA is required to drill one well per year. Per the agreement, if BIYA drills and completes a well, and establishes production from that well, it will own a lease for that well, plus the applicable well spacing unit acreage surrounding that well, ranging from 40 acres to 320 acres, based on the formation drilled, from the date of filing an application for permit to drill and for as long as hydrocarbons are produced in paying quantities. All leases held by BIYA carry a royalty between 12.5% and 20%.

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

The amounts shown above are considered preliminary and are subject to change once the Company receives certain information it believes is necessary to finalize its determination of the fair value of assets acquired and liabilities assumed under the purchase method. Thus these amounts are subject to refinement, and additional adjustments to record fair value of all assets acquired and liabilities assumed may be required.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015

On January 29, 2015, the Company entered into a participation agreement with Palo Petroleum, Inc. (“Palo”), where Palo acquired the right to participate in all of our future operations in the Horseshoe Gallup Field, not related to the existing wells or existing production, but including the drilling of any future wells. Palo also has the right to participate in such future operations as a 40.00% of 8/8 Working Interest owner on a heads-up or non-promoted basis.

In addition, the Company entered into an Area of Mutual Interest Agreement (“AMI”) with Palo relating to all lands in San Juan County, New Mexico outside the Horseshoe Gallup Field. Under this agreement, Palo and we will be entitled to participate in up to 50% in any leasehold or fee mineral interest within the AMI which is acquired by either Palo or us.

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

 NOTE 12 – SUBSEQUENT EVENTS

On September 1, 2015, the Company executed a non-binding letter of intent (“LOI”) with Bayou City Energy, L.P. (“BCE”) to jointly form an entity (“DrillCo”) for development drilling on the Company’s San Juan Basin properties in northwestern New Mexico.

The LOI covers BCE’s intent to fund a portion of 55 wells located across the Company’s existing 10,000 gross acre leasehold, as well as any future wells drilled during the ensuing three years (“Expansion Phase”) across an Area of Mutual Interest (“AMI”) in the Four Corner’s Uplift region of the San Juan Basin. The terms of the LOI call for the establishment and funding of an entity formed by the Company and BCE. through which, BCE will fund between 50% and 90% of the wells’ costs in exchange for a preferred return and reversionary economic interests.  The drilling program is delineated into three phases; a “Test Phase”, a “Development Phase” and an “Expansion Phase”. After a preferred return has been reached for BCE in each Phase, the Company’s percentage of net revenues from the wells increases to between 65% and 85%, depending under which Phase the wells are drilled.

Completion of this agreement will depend upon a number of conditions, including, but not limited to: completion of due diligence, approval of the final terms of definitive agreements by BCE’s Investment Committee and the Company, receipt of all necessary regulatory and third party consents and approvals, regulatory and permitting approval of all “Test Phase” wells and the successful fundraise by the Company of no less than $1,000,000 of Series A Convertible Preferred Units.

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

In December 2010 NRG acquired oil and gas properties from Energy Oil and Gas, Inc. for 2,500,000 shares of its common stock and a promissory note in the principal amount of $360,000.  As of July 31, 2015, the principal amount of this note was $107,070.

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

During the year ending July 31, 2016, we plan to drill one new well at a cost of approximately $800,000.

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

BIYA has oil and gas leases covering approximately 10,100 acres and 48 producing wells. The majority of the leased acreage and producing wells are on Mountain Ute tribal land and are leased under an operating agreement with the tribe. Under the agreement, BIYA is to drill 2 wells by April 2016, April 2017 and April 2018, respectively. After April 2018, BIYA is required to drill 1 well per year. Per the agreement, if BIYA drills and completes a well, and establishes production from that well, it will own a lease for that well plus the applicable well spacing unit acreage surrounding that well, ranging from 40 acres to 320 acres based on the formation drilled, from the date of filing an application for permit to drill and for as long as hydrocarbons are produced in paying quantities. These leases carry royalties between 12.5% and 20%.

During the year ending July 31, 2016, we plan to:

●	rework 50 producing and shut-in wells at a total cost of approximately $400,000

●	drill 5 new wells with our portion of the cost being approximately $150,000 per well.

●	drill 15 new wells with our portion of the cost being approximately $30,000 per well.

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

In addition, we entered into an Area of Mutual Interest Agreement (“AMI”) with Palo relating to all lands in San Juan County, New Mexico outside the Horseshoe Gallup Field. Under this agreement, Palo and we will be entitled to participate in up to 50% in any leasehold or fee mineral interest within the AMI which is acquired by either Palo or us.

On September 1, 2015, the Company executed a non-binding letter of intent (“LOI”) with Bayou City Energy, L.P. (“BCE”) to jointly form an entity (“DrillCo”) for development drilling on the Company’s San Juan Basin properties in northwestern New Mexico.

The LOI covers BCE’s intent to fund a portion of 55 wells located across the Company’s existing 10,000 gross acre leasehold, as well as any future wells drilled during the ensuing three years (“Expansion Phase”) across an Area of Mutual Interest (“AMI”) in the Four Corner’s Uplift region of the San Juan Basin. The terms of the LOI call for the establishment and funding of an entity formed by the Company and BCE through which, BCE will fund between 50% and 90% of the wells’ costs in exchange for a preferred return and reversionary economic interests.  The drilling program is delineated into three phases a; “Test Phase”, a “Development Phase” and an “Expansion Phase”. After a preferred return has been reached for BCE in each Phase, the Company’s percentage of net revenues from the wells increases to between 65% and 85%, depending under which Phase the wells are drilled.

Completion of this agreement will depend upon a number of conditions, including, but not limited to: completion of due diligence, approval of the final terms of definitive agreements by BCE’s Investment Committee and the Company, receipt of all necessary regulatory and third party consents and approvals, regulatory and permitting approval of all “Test Phase” wells and the successful fundraise by the Company of no less than $1,000,000 of Series A Convertible Preferred Units.

Production, Drilling Activity and Oil and Gas Leases

The following table shows our net production of oil, gas and natural gas liquids for the periods indicated:
	Nine Months Ended July 31,
	2015	2014
Production:
Oil (Bbls)	11,418	421
Gas (Mcf)	1,135	2,087
Natural Gas Liquids (gallons)	-	24,867

The following table shows, as of July 31, 2015, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

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

For the three months ended July 31, 2015 compared to the three months ended July 31, 2014

For the three months ended July 31, 2015 we reported a loss of $586,967 or $(0.03) per share compared to a net loss of $396,179 or $(0.02) per share for the three months ended July 31, 2014. The increase in the net loss of $190,788 principally resulted from an increase of $133,925 in lease operating expenses due to having a higher number of wells being operated, $37,948 in depreciation expense due to additional assets related to the BIYA acquisition and $28,503 in general and administrative expenses due to having more employees and contractors for the full three-month period and higher costs consistent with being a public company.

Oil and gas sales were $161,052 and $46,352 for the three months ended July 31, 2015 and 2014 respectively; an increase of $114,700 (247%).  The increase is principally attributable to the purchase of BIYA in October 2014 and the related revenue for the quarter.

Lease operating expenses were $218,130 and $84,205 for the three months ended July 31, 2015 and 2014 respectively; an increase of $133,925 (159%).  The increase is principally attributable to the purchase of BIYA in October 2014.

General and administrative expenses were $363,790 and $335,287 for the three months ended July 31, 2015 and 2014 respectively; an increase of $28,503 (9%) mainly due to an increase in payroll expenses due to having more employees and contractors for the full three-month period and higher costs consistent with being a public company.

Depreciation expense was $41,768 and $3,820 for the three months ended July 31, 2015 and 2014 respectively; an increase of $37,948 (993%). The increase arises from additional assets related to the BIYA acquisition in October 2014.

Depletion expense was $25,263 and $9,974 for the three months ended July 31, 2015 and 2014 respectively; an increase of $15,289 (153%). The increase arises from additional properties and production related to the BIYA acquisition in October 2014.

Production tax and royalty expense was $49,643 and $0 for the three months ended July 31, 2015 and 2014 respectively. The increase arises from production tax and royalty expense paid on the BIYA production, which was acquired in October 2014. Historically production tax and royalty was immaterial and was not disclosed separately.

Accretion expense was $7,870 and $2,000 for the three months ended July 31, 2015 and 2014 respectively; an increase of $5,870 (294%).  The increase is a result of the BIYA acquisition in October 2014.

Interest expense was $41,555 and $7,245 for the three months ended July 31, 2015 and 2014 respectively; an increase of $34,310 (474%). The increase is due to increase in debt and interest paid on royalties payable.

For the nine months ended July 31, 2015 compared to the nine months ended July 31, 2014

For the nine months ended July 31, 2015 we reported a loss of $1,913,866 or $(0.09) per share compared to a net loss of $1,112,039 or $(0.06) per share for the nine months ended July 31, 2014. The increase in the net loss of $801,827 principally resulted from an increase of $351,177 in lease operating expenses due to having a higher number of wells being operated and $498,025 in general and administrative expenses due to having more employees and contractors for the full three-month period and higher costs consistent with being a public company.

Oil and gas sales were $518,865 and $68,992 for the nine months ended July 31, 2015 and 2014 respectively; an increase of $449,873 (652%).  The increase is principally attributable to the purchase of the BIYA in October 2014 and the related revenue for the nine months ended July 31, 2015.

Exploration costs were $16,513 and $41,801 for the nine months ended July 31, 2015 and 2014 respectively; a decrease of $25,288 (60%). We did not incur any significant exploration activities during the nine months ended July 31, 2015.

Lease operating expenses were $557,400 and $206,223 for the nine months ended July 31, 2015 and 2014 respectively; an increase of $351,177 (170%).  The increase is principally attributable to the purchase of BIYA in October 2014.

General and administrative expenses were $1,348,934 and $850,909 for the nine months ended July 31, 2015 and 2014 respectively; an increase of $498,025 (59%).  Consulting fees increased by $101,870, due to the increase in equity investment activities and payroll expense an increased by $265,770 due to increase in employee count.

Depreciation expense was $125,304 and $11,178 for the nine months ended July 31, 2015 and 2014 respectively; an increase of $114,126 (1021%). The increase arises from additional assets related to the BIYA acquisition in October 2014.

Depletion expense was $86,389 and $14,074 for the nine months ended July 31, 2015 and 2014 respectively; an increase of $72,315 (514%). The increase arises from additional properties and production related to the BIYA acquisition in October 2014.

Production tax and royalty expense was $194,567 and $0 for the nine months ended July 31, 2015 and 2014 respectively. The increase arises from production tax and royalty expense paid on BIYA production, which was acquired in October 2014. Historically production tax and royalty was immaterial and was not disclosed separately.

Accretion expense was $22,832 and $6,000 for the nine months ended July 31, 2015 and 2014 respectively; an increase of $16,832 (281%).  The increase is a result of BIYA acquisition in October 2014.

Interest expense was $80,792 and $50,846 for the nine months ended July 31, 2015 and 2014 respectively; an increase of $29,946 (59%). The increase arises from an increase in interest bearing loans.

Liquidity and Capital Resources

Our sources and (uses) of funds for the nine months ended July 31, 2015 and 2014 are shown below:
	2015	2014

Cash used in operations	$(1,683,121)	$(1,299,731)
Purchase of oil and gas properties	(32,002)	-
Purchase of equipment	(21,273)	(1,278)
Sale of common stock	663,720	1,347,000
Proceeds from notes payable	1,000,000	-
Payment on notes payable	(56,517)	(3,312)

Between November 1, 2014 and July 31, 2015 we sold 663,720 shares of our common stock to a group of private investors for cash of $663,720.

As of July 31, 2015, operating expenses were approximately $113,000 per month, which amount includes salaries and other corporate overhead, but excludes expenses associated with drilling, completing or reworking wells, lease operating expenses and interest expense.

Our material future contractual obligations as of July 31, 2015 are summarized as follows:

Description	Total	Less then 1 year	1 – 3 years	Thereafter
Notes Payable	$3,612,272	$319,633	$3,292,639	$-

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

We plan to generate profits by acquiring, drilling and/or completing productive wells.  However, we plan to obtain the funds required to drill, and if warranted, complete new wells with any net cash generated by operations, through the sale of securities, from loans from third parties or from third parties willing to pay our share of the cost of drilling and completing the wells as partners/participants in the resulting wells.  We do not have any commitments or arrangements from any person to provide us with any additional capital.  We may not be successful in raising the capital needed to drill oil wells.  Any wells which may be drilled may not produce oil and/or gas.

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, has an accumulated deficit of $4,196,199 and has negative working capital of $1,137,099 at July 31, 2015.  As of July 31, 2015, the Company has limited financial resources.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable mineral properties, generate revenue from planned business operations, and control exploration costs. Management plans to fund its future operations by joint venturing and obtaining additional financing, and commercial production. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in liquidity; or
●	significant changes in expected sources and uses of cash.

Critical Accounting Policies and Estimates

See Note 3 to the condensed consolidated financial statements included as part of this report for a description of our significant accounting policies.

Recent Accounting Pronouncements

We do not believe that any recently issued accounting pronouncements will have a material impact on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our
Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of July 31, 2015, our disclosure controls and procedures were not effective due to the following:

1.
We did not have the proper segregation of duties with respect to our finance and accounting functions due to limited personnel. During the three months ended July 31, 2015 we had independent contractors that performed nearly all aspects of our financial reporting process, including but not limited to, preparation of underlying accounting records and systems, the ability to post and record journal entries and the preparation of the financial statements.  Accordingly, this created certain incompatible duties and a lack of review over the  financial reporting process that may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended July 31, 2015 we sold 663,720 shares of our common stock to private investors at a price of $1.00 per share. The $663,720 in proceeds was used for operations. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with the sale of these shares. The persons who acquired these shares were sophisticated investors and were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these shares acquired them for their own accounts. The certificates representing these shares will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission was paid to any person in connection with the sale of these shares.

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

DIVERSIFIED RESOURCES, INC.

Date: September 14, 2015	By:	/s/ Paul Laird
Paul Laird, Principal Executive, Financial and Accounting Officer