Form 10-K/A
period 2015-10-31
Diversified Resources Inc.
filed 2016-03-14
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $7,181,437 based upon the closing sale price of the registrant’s common stock of $0.31 on April 30, 2015 as reported by the OTC Market Group.  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 5, 2016, the Registrant had 43,248,636 issued and outstanding shares of common stock.

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

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

●	The success of our exploration and development efforts;

●	The price of oil and gas;

●	The worldwide economic situation;

●	Changes in the supply of and demand for oil, NGL and natural gas

●	Political instability or armed conflicts in major oil and natural gas producing regions

●	Actions taken by OPEC

●	Any change in interest rates or inflation;

●	The willingness and ability of third parties to honor their contractual commitments;

●	Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the oil and gas industry for risk capital;

●	Our capital costs, as they may be affected by delays or cost overruns;

●	Our costs of production;

●	Environmental and other regulations, as the same presently exist or may later be amended;

●	Our ability to identify, finance and integrate any future acquisitions; and

●	The volatility of our stock price.

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

In December 2010 NRG acquired oil and gas properties from Energy Oil and Gas, Inc. for 2,500,000 shares of its common stock and a promissory note in the principal amount of $360,000.  As of October 31, 2015, the principal amount of this note was $107,070.

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

The Garcia Field is located in Las Animas County approximately 10 miles from Trinidad, Colorado.  The Garcia Field was first discovered in 1940 when the Maldonado #1 well produced 500 mcf per day of gas from the Niobrara formation. A stripping plant separated natural gas liquids from the gas and was operational for eight years until the Maldonado #1 was plugged in 1948.  Between 1978 and 1982 twenty wells were drilled, tested for initial production and shut-in. Since there was no natural gas transportation line in the area, the wells were never produced.  Additionally, until Energy Oil and Gas acquired the field in 2005 no natural gas liquids were produced commercially.  In 2003, the entire field was force plugged as required by the state of Colorado, except for three wells which Energy Oil and Gas acquired from the state. Energy Oil and Gas subsequently drilled two additional wells and installed a new separation plant. We installed new equipment at our refrigeration/compression plant, which increased the yield of natural gas liquids to 3.5 gallons per mcf.

The fifth well is used to re-inject the gas back into the Apishapa and Niobrara formations. Currently, our wells are not connected to a gathering line which is needed to transport the gas to commercial markets. Kinder Morgan (KM) has a transportation line approximately eight miles north of the field.  We believe there is enough capacity in KM’s transportation line to transport gas produced from our wells.  In addition, the city of Raton, NM, is in need of gas and has a pipeline approximately 10 miles south of the field that connects to the city of Raton. However, to connect our wells to either of the lines, we will need to install a gathering system at an estimated cost of $1,000,000 which includes a tap fee.

The gas from our wells has a BTU content of approximately 1,500.  It is our belief that there is a productive oil formation in the Garcia Field since, from data acquired throughout the United States, it is apparent that no 1500 BTU gas has ever been produced in an area not associated with oil production. Due to NG liquid prices, the field was shut in on October 31, 2015 and based on an impairment evaluation of the field the Company recorded impairment expense of $2,427,968 at October 31, 2015.

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

During the twelve months ending October 31, 2016, we plan to drill one vertical well at a cost of approximately $750,000.

Horseshoe - Gallup Field

On October 14, 2014, we acquired approximately 98% of the outstanding shares of BIYA Operating, Inc. (“BIYA”) for cash of $174,000, 900,000 restricted shares of our common stock having a value of approximately $900,000, a promissory note in the principal amount of approximately $1,860,000 (subject to adjustment for unknown liabilities) and the assumption of liabilities of BIYA in the approximate amount of $2,000,000.  The note will be effective when certain leases covering Indian tribal lands have been issued.  The note will bear interest at 5% a year and will be payable in October 2016.

Included as part of the acquisition were:

●	48 producing oil and gas wells, all of which we operate,

●	leases covering approximately 10,000 gross and net acres, and

●	miscellaneous equipment.

BIYA has oil and gas leases covering approximately 10,100 acres and 48 producing wells. The majority of the leased acreage and producing wells are on Mountain Ute tribal land and are leased under an operating agreement with the tribe. Under the agreement, BIYA is to drill 3 wells by April 2016 and 2 additional wells by April 2017 and April 2018, each. After April 2018, BIYA is required to drill 1 well per year. Per the agreement, if BIYA drills and completes a well, and establishes production from that well, it will own a lease of that well plus the applicable well spacing unit acreage surrounding that well, ranging from 40 acres to 320 acres based on the formation drilled, from the date of filing an application for permit to drill and for as long as Hydrocarbons are produced in paying quantities. These leases carry a royalty between 12.5% and 20%.

During the twelve months ending October 31, 2016, we plan to:

●	rework 50 producing and shut-in wells at a total cost of approximately $400,000
●	drill 5 new well at a net cost of approximately $150,000 per well

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

The LOI covers BCE’s intent to fund a portion of 55 wells located across the Company’s existing 10,000 gross acre leasehold, as well as any future wells drilled during the ensuing three years (“Expansion Phase”) across an Area of Mutual Interest (“AMI”) in the Four Corner’s Uplift region of the San Juan Basin. The terms of the LOI call for the establishment and funding of an entity formed by the Company and BCE through which, BCE will fund between 50% and 90% of the wells’ costs in exchange for a preferred return and reversionary economic interests.  The drilling program is delineated into three phases a “Test Phase”, a “Development Phase” and an “Expansion Phase”. After a preferred return has been reached for BCE in each Phase, the Company’s percentage of net revenues from the wells increases to between 65% and 85%, depending under which Phase the wells are drilled.

Completion of this agreement will depend upon a number of conditions, including, but not limited to: completion of due diligence, approval of the final terms of definitive agreements by BCE’s Investment Committee and the Company, receipt of all necessary regulatory and third party consents and approvals, regulatory and permitting approval of all “Test Phase” wells and the successful fundraise by the Company of no less than $1,000,000.

Acquisition of Diversified Energy Services, Inc

On February 5, 2016, the Company entered into an Agreement to Exchange Securities of Diversified Energy Services, Inc. (“DESI”) a Colorado based company. The Company issued 20,032,710 shares in exchange for all the outstanding shares of DESI and assumed DESI’s liabilities at January 31, 2016.

DESI offers a full range of services to the Rocky Mountain energy and construction industries and is dedicated to becoming the “one call, last call” solution to a full range of oil field service needs. DESI offers Crane Service, Well Site Construction, Materials Handling and Disposal, Trucking Services, Equipment Operation, and Rigging to the energy industry in the Denver Julesburg Basin and the Rockies. DESI employs upwards of 140 highly qualified, safety focused professionals and operators.

DESI will operate as a wholly owned subsidiary of Diversified Resources and is not expected to experience any change in management, operations, policies or business practices.

Production, Drilling Activity and Oil and Gas Leases

The following table shows our net production of oil and gas, average sales prices and average production costs for the periods indicated:

	Years Ended October 31,
	2015	2014

Production:
Oil (Bbls)	13,980	1,827
Gas (Mcf)	1,995	3,134
Natural Gas Liquids (gallons)	-	53,360

Average sales price:
Oil ($/Bbl1)	$40.00	$83.90
Gas ($/Mcf2)	$2.35	$4.79
Natural Gas Liquids ($/gal)	$-	$0.99

Average production
cost per BOE3	$42.40	$93.01

1	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.
2	“Mcf” refers to one thousand cubic feet of natural gas.
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

We are not obligated to provide a fixed and determined quantity of oil or gas to any third party in the future.  During the last three fiscal years, we have not had, nor do we now have, any long-term supply or similar agreement with any government or governmental authority. We did not have any drilling activities for the years ended October 31, 2015 and 2014. As of
January 31, 2016 we were not drilling or reworking any wells.

The following table shows, as of January 31, 2016, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

	Productive Wells		Developed Acreage		Undeveloped Acreage(1)
Location	Gross	Net	Gross	Net	Gross	Net

New Mexico:
Horseshoe
Gallup Field	48	48	4,440	3,560	5,672	3,403
Colorado:
Garcia Field	5	5	200	200	4,400	4,400
D-J Basin	4	3.75	160	128	760	608

(1)	Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

The following table shows, as of January 31, 2016 the status of our gross acreage:

Location	Held by Production	Not Held by Production

New Mexico
Horseshoe Gallup Field	10,112	--
Colorado:
Garcia Field	4,600	--
D-J Basin	280	640

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

Leased Acres	Expiration of Lease

640	7/22/2016

Oil and Natural Gas Reserves

In accordance with current SEC rules, the average prices used in computing reserves at October 31, 2015 were $40.00 per bbl of oil and $2.35 per mcf of natural gas. These prices are based on the 12-month unweighted arithmetic average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2015. The benchmark price of $40.00 per bbl of oil at October 31, 2015 versus $83.90 at October 31, 2014, was adjusted by lease for gravity, transportation fees and regional price differentials. The benchmark price of $2.35 per mcf of natural gas at October 31, 2015 versus $4.79 at October 31, 2014, was adjusted by lease for BTU content, transportation fees and regional price differentials.

For information concerning our costs incurred for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to our oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes 13, 14, 15 and 16 to our consolidated financial statements included as part of this report.

The engineering reports with respect to our estimates of proved oil and gas reserves as of October 31, 2015 are based on evaluations prepared by MHA Petroleum Consultants (“MHA”), based in Denver, Colorado and are filed as Exhibit 99.1 to this annual report. Mr. John Seidle, vice president MHA, is responsible for overseeing the preparation of the reserve estimates and has a doctorate in mechanical engineering, is a member of the Society of Petroleum Engineers and has over 30 years of experience in the oil and gas industry.

Jubal Terry, our Vice President - Exploration is the technical person primarily responsible for overseeing the preparation of our reserve estimates. He has a Bachelor of Science degree in Geology and over 35 years of industry experience with positions of increasing responsibility in operations, acquisitions, geology and evaluations. He has worked in the area of geology, exploration and development most of his career and is a member of the Rocky Mountain Association of Geologists. He prepared the reserve report for our Garcia field, the results of which are included in the unaudited standardized measure disclosure in Note 15 and 16 to our consolidated financial statements. Mr. Terry reports directly to our President. The reserve estimates are reviewed and approved by the President and certain other members of senior management.

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations provided by the SEC. As stated above, we retained MHA to prepare estimates of our oil and gas reserves. Management works closely with MHA, and is responsible for providing accurate operating and technical data for purpose of computing our reserves. Our Chief Executive Officer, Chief Financial Officer and Vice President – Exploration, with a combined experience of over 70 years in the oil and gas industry, reviews the final reserves estimate and consults with Mr. Seidle.

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

We have not filed any oil or gas reserve estimates or included any such estimates in reports to any other federal or foreign governmental authority or agency during the year ended October 31, 2015, and no major discovery is believed to have caused a significant change in our estimates of proved reserves since that date.

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

Our estimated proved oil and gas reserves and present value of estimated future net revenues from proved oil and gas reserves as of the years ended October 31, 2015 and 2014 are summarized below:

PROVED RESERVES

	October 31,
	2015	2014

Oil (Bbls):
Proved developed – Producing	350,000	299,856
Proved undeveloped	1,537,400	1,432,256
Total	1,887,400	1,732,112

Natural gas (Mcf):
Proved developed – Producing	-	51,298
Proved undeveloped	400,000	1,257,190
Total	400,000	1,308,488

NG Liquids (Gallons)
Proved developed – Producing
Proved undeveloped	-	6,890,814
Total		6,890,814

Future net cash flow (1)	$24,618,258	$62,891,348
Future net cash flows discounted at 10%	(12,766,202)	(31,944,372)
Standardized measure of discounted future net cash flows (PV – 10 value) (2)	$11,852,056	$30,946,976

Prices used in calculating reserves: (3)
Oil (per Bbl)	$40.00	$83.90
Natural gas (per Mcf)	$2.35	$4.79
NGL (per Gallon)	$-	$0.99

(1)	In accordance with SEC requirement, the standardized measure of discounted future net cash flows was computed by applying 12-month average prices for oil and gas during the fiscal year to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.

(2)	The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum, which is the most directly comparable GAAP financial measure. PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. Our reconciliation of this non- GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

(3)	These prices reflect adjustment by lease for quality, transportation fees and regional price differentials.

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

Future Operations

We plan to evaluate other undeveloped oil prospects and participate in drilling activities on those prospects which, in management’s opinion, are favorable for the production of oil, gas and natural gas liquids.  Initially, we plan to concentrate our activities in the Wattenberg fields in Colorado and the San Juan basin of New Mexico.  Our strategy is to acquire prospects in or adjacent to existing fields with further development potential and minimal risk in the same area.

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

Although we normally obtain title reports for oil leases we acquire, we have not in the past, and may not in the future, obtain title opinions pertaining to leases.  A title report shows the history of a particular oil and gas lease, as shown by the records of the county clerk and recorder, state oil or gas commission, or the Bureau of Land Management, depending on the nature of the lease.  In contrast, in a title opinion, an attorney expresses an opinion as to the persons or persons owning interests in a particular oil and gas lease.

Government Regulation

Although the sale of oil and natural gas is not regulated, federal, state and local agencies have promulgated extensive rules and regulations applicable to oil and gas exploration, production and related operations. Most states, including Colorado and New Mexico, require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration of oil and gas. These states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil wells and the regulation of spacing, plugging and abandonment of such wells.  The statutes and regulations of these and other states limit the rate at which oil is produced from wells.  The federal and state regulatory burden on the oil and gas industry increases costs of doing business and affects profitability. Because these rules and regulations are amended or reinterpreted frequently, we are unable to predict the future cost or impact of complying with those laws.

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

Certain studies have suggested that emission of certain gases, commonly referred to as "greenhouse gases," may be impacting the earth's climate. Methane, the primary component of natural gas, and carbon dioxide, a by-product of burning oil and natural gas, are examples of greenhouse gases. Various state governments and regional organizations are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as oil and gas production equipment and operations. At the federal level, the EPA has already made findings and issued regulations that require operators to establish and report an inventory of greenhouse gas emissions.

Legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for the sale of oil and natural gas. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize greenhouse gas emissions and pay taxes related to greenhouse gas emissions. Even without federal legislation or regulation of greenhouse gas emissions, states may pursue the issue either directly or indirectly.

Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect the oil and gas industry. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for oil and natural gas.

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

Exploration for, and the production of, oil, gas and natural gas liquids are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment including drilling rigs and tools.  We depend upon independent drilling contractors to furnish rigs, equipment and tools to drill wells.  Higher prices for products may result in competition among operators for drilling equipment, tubular goods and drilling crews which may affect our ability to expeditiously to drill, complete, recomplete and work-over wells.

The market for oil, gas and natural gas liquids is dependent upon a number of factors beyond our control, which at times cannot be accurately predicted.  These factors include the extent of competitive domestic production and imports of oil, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation.  In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional excise taxes upon crude oil.  As of October 31, 2015, our oil production was being sold to Suncor and Pacer Energy Marketing and natural gas sales were made to Kerr McGee.

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

The market price for natural gas can be affected by supply and demand characteristics on a local basis.  Customarily there are transportation fees, tap fees and price adjustments paid to purchasers of our natural gas.  We are unable to predict the future prices we will receive for our production of natural gas.

Price volatility makes it difficult to budget and project the return on investment in exploration and development projects and to estimate with precision the value of producing properties that are owned or acquired by the Company. In addition, volatile prices often disrupt the market for oil and natural gas properties, as buyers and sellers have more difficulty agreeing on the purchase price of properties. Revenues, results of operations, reserves and capital availability may fluctuate significantly as a result of variations in oil and natural gas prices and production performance. Lower oil and natural gas prices may also trigger significant impairment write-downs on a portion of the Company’s properties and negatively affect the Company’s results of operations.

The Company’s financial position, results of operations, access to capital and the quantities of oil and natural gas that may be economically produced would be negatively impacted if oil and natural gas prices decrease significantly for an extended period of time. The ways in which such price decreases could have a material negative effect include:

●	cash flow would be reduced, decreasing funds available for capital expenditures employed to replace reserves and maintain or increase production
●	future undiscounted and discounted net cash flows from producing properties would decrease, possibly resulting in impairment expense that may be significant
●	certain reserves may no longer be economic to produce, leading to lower proved reserves, production and cash flow
●	access to sources of capital, such as equity or long-term debt markets, could be severely limited or unavailable

Employees and Offices

As of January 31, 2016, we had five full-time employees and no part-time employees.

Our principal offices are located at 1789 W Littleton Blvd., Littleton, CO 80120.  Our offices, consisting of approximately 2200 square feet, are leased on a month-to-month basis at a rate of $2,667 per month.  Our Chief Executive Officer, Paul Laird, is a partner in the entity that owns the building in which we lease our offices.

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

We also maintain an internet website at www.diversifiedresourcesinc.com. In the Investor Relations section, our website contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports and amendments to those reports. We post these reports on our website as soon as reasonably practicable after they are electronically filed with the SEC. Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC. Any of these corporate documents as well as any of the SEC filed reports are available in print free of charge to any stockholder who requests them. Requests should be directed to investor relations by mail to 1789 W Littleton Blvd, Littleton, CO 80120.

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

Quarter Ended	High	Low
January 31, 2014	$1.30	$0.70
April 30, 2014	$2.25	$0.80
July 31, 2014	$1.50	$1.10
October 31, 2014	$2.25	$0.70
January 31, 2015	$1.45	$0.38
April 30, 2015	$0.85	$0.25
July 31, 2015	$0.52	$0.28
October 31, 2015	$0.45	$0.29

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

As of February 5, 2015, we had approximately 235 shareholders of record and 43,248,636 outstanding shares of common stock.

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

Results of Operations

We were incorporated in Nevada in 2009, but we were relatively inactive until November 2013.

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

Year ended October 31, 2015 compared to the year ended October 31 2014.

For the year ended October 31, 2015 we reported a net loss of $4,810,381 or $ 0.21 per share compared with a net income of $726,120 or $ 0.04 per share for the year ended October 31, 2014.  The decrease of $5,536,501 or 762% principally arises from net impairment loss of $2,427,968 for the year ended October 31, 2015, an increase of $185,425 in general and administrative expenses due to having more employees and contractors, an increase of $210,129 in production tax and royalty expenses related to BIYA acquisition in October 2014 and a bargain purchase gain of $2,584,184 on the purchase of BIYA for the year ended October 31, 2014.

Operating revenues were $602,980 for the year ended October 31, 2015 compared with $161,623 for the year ended October 31, 2014.  Operating revenues increased $441,357 or 273%, primarily due to the purchase of BIYA and the related production for the full twelve months compared to one month of October 2014, the increase in production was partially offset by the decrease in crude prices.

Exploration costs were $16,513 for the year ended October 31, 2015 compared with $41,802 for the year ended October 31, 2014, a decrease of $25,289 or 60% and is a result of a decrease in exploration related activities.

Lease operating expenses were $606,853 for the year ended October 31, 2015 compared with $290,588 for the year ended October 31, 2014.  Lease operating expenses increased $316,265 or 109% for the year ended October 31, 2015 compared to the year ended October 31, 2014.   Expenses related to BIYA, which was purchased in October 2014, increased by $444,550 due to full year of activity, the increase was partially offset by decrease in expenses related to Diversified.

General and administrative expenses were $1,695,792 for the year ended October 31, 2015 compared with $1,510,367 for the year ended October 31, 2014, an increase of $185,425 or 12%. Investor relations expense increased by $49,460 due to contract fee adjustment and cost related to being a public company, payroll expense increased by $169,487 due to a full year of expense and an increase in employee count and insurance expense increased by $66,023 due to an increase in rates and employee count.

Depreciation expense was $179,347 for the year ended October 31, 2015 compared with $27,895 for the year ended October 31, 2014, an increase of $151,452 or 543% and is a result of increased equipment in 2015 compared to 2014 and full year of depreciation on the assets acquired through purchase of BIYA.

Depletion expense was $88,287 for the year ended October 31, 2015 compared with $34,475 for the year ended October 31, 2014, an increase of $53,812 or 156% and is primarily related to full year of production from the BIYA purchase.

Production tax and royalty expense was $240,354 for the year ended October 31, 2015 compared with $30,225 for the year ended October 31, 2014, an increase of $210,129 or 695% and is primarily related to a full year of production and related royalty and taxes from the BIYA purchase.

Interest expense was $127,458 for the year ended October 31, 2015 compared with $60,281 for the year ended October 31, 2014, an increase of $67,177 or 111%.  The increase is directly attributable to the increased amount of loans outstanding during 2015 compared to 2014.

The Company recorded an impairment expense of $2,427,968 for the year ended October 31, 2015. No such expense was recorded in 2014.

The Company recorded a bargain purchase gain, net of related taxes, of $2,584,184 on the purchase of BIYA in October 2014. No such gain was recorded in 2015.

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

Revenues will also be significantly affected by the Company’s ability to maintain and increase oil and gas production.

Other than the foregoing, we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have a material impact on our revenues or expenses.

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

As shown in the accompanying financial statements, we have incurred significant operating losses since inception aggregating $(7,092,714) and have negative working capital of $979,538 at October 31, 2015.  As of October 31, 2015, we had limited financial resources.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate and operate profitable oil and gas properties, generate revenue from planned business operations, and control exploration costs. We plan to fund our future operations by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

Our sources and (uses) of funds for the years ended October 31, 2015 and 2014 are summarized below:

	Years Ended
	October 31,	October 31,
	2015	2014

Net cash (used in) operating activities	$(2,259,990)	$(2,505,800)
Purchase of property and equipment	(114,031)	(148,590)
Purchases of oil and gas properties	(32,000)	(25,410)
Proceeds from the sale of common stock	663,720	2,929,646
Proceeds from the sale of preferred stock	280,000	-
Proceeds from notes payable	1,329,166	-
Payments on notes payable	(54,213)	(110,295)
Net increase (decrease) in cash	$(187,348)	$139,621

As of January 31, 2016 operating expenses were approximately $113,000 per month, which amount includes salaries and other corporate overhead, but excludes:

●	expenses associated with drilling, completing or reworking wells, and
●	lease operating and interest expenses.

We estimate our capital requirements for the twelve months ending October 31, 2016 are as follows:

●	Drilling, completing, and fracturing wells	$1,500,000

Any cash generated by operations, after payment of general, administrative and lease operating expenses, will be used to drill and, if warranted, complete oil and gas wells, acquire oil and gas leases covering lands which are believed to be favorable for the production of oil, gas, and natural gas liquids, and to fund working capital reserves. The Company’s capital expenditure plans are subject to periodic revision based upon the availability of funds and expected return on investment.

It is expected that the Company’s principal source of cash flow will be from the sale of crude oil, natural gas and natural gas liquids which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit the Company to finance operations to a greater extent with internally generated funds, may allow the Company to obtain equity financing more easily or on better terms.   However, price increases heighten the competition for oil prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

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

The Company plans to generate profits by acquiring, drilling and/or completing productive wells.  However, the Company plans to obtain the funds required to drill, and if warranted, complete new wells with any net cash generated by operations, through the sale of securities, from loans from third parties or from third parties willing to pay the Company’s share of the cost of drilling and completing the wells as partners/participants in the resulting wells. The Company does not have any commitments or arrangements from any person to provide it with any additional capital. The Company may not be successful in raising the capital needed to drill oil or gas wells. Any wells which may be drilled may not produce oil or gas.

Other than as disclosed above, we do not know of any:

●	Trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in liquidity; or
●	Significant changes in expected sources and uses of cash.

Contractual Obligations

Our material future contractual obligations as of October 31, 2015 were as follows:

Total	10/31/16	10/31/2017	Thereafter
$3,924,810	426,702	3,498,108	$-

Alternative Capital Resources

Although we have primarily used cash from operating activities and the sales of our securities as our primary capital resources, we have in the past, and may in the future, use alternative capital resources. These could include joint ventures, carried working interests and the sale of assets.

Critical Accounting Policies

See Note 1 to the financial statements included as part of this report for a description of our critical accounting policies and a discussion of our ability to continue as a going concern.

Recent Accounting Pronouncements

We do not believe that any recently issued accounting pronouncements will have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Commodity Risk

At October 31, 2015, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Credit Risk

 Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At October 31, 2015, our largest credit risk associated with any single purchaser was $23,054. We have not experienced any significant credit losses.

Energy Price Risk

Our most significant market risk is the pricing for natural gas and crude oil. Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. Prices for oil and natural gas fluctuate widely. We cannot predict future oil and natural gas prices with any certainty. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. Factors that can cause price fluctuations include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall political and economic conditions in oil producing countries. Declines in oil and natural gas prices will materially and adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Changes in oil and gas prices impact both estimated future net revenue and the estimated quantity of proved reserves. Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect the amount of cash flow available for capital expenditures and our ability to obtain additional capital for our acquisition, exploration and development activities. In addition, an additional noncash write-down of our oil and gas properties could be required if prices declined significantly, even if it is only for a short period of time.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Please see our 8-K report filed on January 29, 2015.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of October 31, 2015, our disclosure controls and procedures were not effective, for the same reasons our internal control over financial reporting was not effective.

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

Our Principal Executive and the Financial Officer evaluated the effectiveness of our internal control over financial reporting as of October 31, 2015 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO 2013 Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting has significant deficiencies.  In connection with the preparation of our financial statements for the year ended October 31, 2015 certain material weaknesses in internal control became evident to management, including:

1.	We do not have an audit committee;
2.
We did not have the proper segregation of duties with respect to our finance and accounting functions due to limited personnel. During the year ended October 31, 2015 we had independent contractors that performed nearly all aspects of our financial reporting process, including but not limited to, preparation of underlying account records and systems, the posting and recording of journal entries and the preparation of the financial statements.  Accordingly, this created certain incompatible duties and a lack of review over the  financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

3.	Our corporate governance activities and processes are not formally documented.

As a result of the aforementioned deficiencies, our Principal Executive and Financial Officer concluded that the design and operation of our disclosure controls and procedures was not effective and that our internal control over financial reporting was not effective.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. Since the acquisition of Natural Resource Group, Inc. on November 21, 2013, the board, as a whole, has been acting as the audit committee and independent board members constitute the compensation committee.  We have adopted a code of ethics and other procedures and changes in our internal controls in response to the requirements of Sarbanes Oxley § 404.  During the fiscal year ending October 31, 2016, we will continue to implement appropriate changes as they are identified, including changes to remediate the significant deficiencies in our internal controls.  There can be no guarantee that we will be successful in making these changes as they may be considered cost prohibitive.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Paul Laird	59	Chief Executive Officer, Principal Financial and Accounting Officer and a Director
Duane Bacon	78	Chief Operating Officer and a Director
Roger May	59	Director
Albert McMullin	58	Director

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table summarizes the compensation received by our principal executive and financial officers during the two years ended October 31, 2015.

				Restricted		Other
				Stock	Option	Annual
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total
		$				$	$

Paul Laird	2015	208,000	--	--	--	--	208,000
Chief Executive Officer	2014	150,000	--	--	--	445	150,445

Duane Bacon	2015	68,500	--	--	--	--	68,500
Chief Operating Officer	2014	66,000	--	--	--	445	66,445

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.

(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.

(5)	All other compensation received that could not be properly reported in any other column of the table. Amounts in the table represent overriding royalties paid during 2014.

The following shows the amounts we expect to pay to our officers and directors during the twelve months ending October 31, 2016 and the amount of time these persons expect to devote to us.

	Projected	Percent of Time to be Devoted to the
Name	Compensation	Company’s Business

Paul Laird	$234,000	100%

Duane Bacon	$66,000	100%

We have an employment agreement with Paul Laird.  Pursuant to the agreement, we will pay Mr. Laird $19,500 per month.  The employment agreement with Mr. Laird can be terminated at any time by either party without cause.

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

Compensation of Directors During Year Ended October 31, 2015.  During the year ended October 31, 2015, we did not compensate our directors for acting as such.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of January 31, 2016 by (i) each person whom we know beneficially owns more than 5% of the outstanding shares of our common stock; (ii) each of our officers; (iii) each of our directors; and (iv) all the officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and includes voting or investment power with respect to shares beneficially owned.

Name and Address	Number of Shares		Percentage
of Beneficial Owner	Beneficially Owned		of Class

Paul Laird	3,135,642		13.5%
1789 W. Littleton Blvd
Littleton, CO 80120

Duane Bacon	979,508	(1)	4.22%
5982 Heather Way
Longmont, CO 80503

Roger May	412,174		1.8%
2780 Indiana Street
Golden, CO 80401

Albert McMullin	106,793	(2)	.5%
4501 Merrie Lane
Belaire, TX 77401

All officers and directors
as a group (four persons).	4,634,117		20.03%

(1)	Shares are held in the names of Duane and Ruth Bacon.
(2)	Shares are held in the name of partnerships controlled by Mr. McMullin.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Our principal offices are located at 1789 W Littleton Blvd., Littleton, CO 80120.  Our offices, consisting of approximately 2200 square feet, are leased on a month-to-month basis at a rate of $2,667 per month.  Our Chief Executive Officer, Paul Laird, is a partner in the entity that owns the building in which we lease our offices.

In December 2010 NRG acquired oil and gas properties from Energy Oil and Gas, Inc. for 2,500,000 shares of NRG’s common stock and a promissory note in the principal amount of $360,000.  Duane Bacon, one of our officers and directors controlled Energy Oil and Gas, Inc. The balance due on the note is $107,000 at October 31, 2015.

In connection with our acquisition of NRG, the following officers and directors received shares of our common stock in the amounts shown below.

Name	Number of Shares

Paul Laird	3,135,642
Duane Bacon	979,508
Roger May	412,174	(1)
Albert McMullin	106,793

(1)	Mr. May received 128,498 shares of our common stock for his services in arranging our acquisition of NRG.

See Item 11 of this report for information concerning overriding royalty interests we granted to Paul Laird and Duane Bacon.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed by Frazer & Deeter to us for the periods ending October 31, 2014 and 2015, respectively.

	2015	2014

Audit Fees	$95,000	$66,000
All Other Fees	$-	2,950

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of February 2016.

DIVERSIFIED RESOURCES, INC.

By:	/s/ Paul Laird
Paul Laird, President

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Laird	President, Principal Executive, Financial and Accounting Officer and a Director	February 16, 2016
Paul Laird

/s/ Duane Bacon	Director	February 16, 2016
Duane Bacon

/s/ Roger May	Director	February 16, 2016
Roger May

/s/ Albert McMullin	Director	February 16, 2016
Albert McMullin

Glossary of Abbreviations and Terms

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and might be used in this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Diversified Resources, Inc.

We have audited the accompanying consolidated balance sheets of Diversified Resources, Inc. (the “Company”) as of October 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2015 and 2014, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit and has incurred significant operating losses and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
February 16, 2016

Diversified Resources, Inc.
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash	$21,706	$209,054
Accounts receivable, trade	67,189	130,495
Accounts receivable, other	313,989	-
Prepaid expenses	-	7,948
Total current assets	402,884	347,497

LONG-LIVED ASSETS
Property and Equipment, net of accumulated depreciation
of $322,281 and $149,957	1,846,111	1,904,403
Bonds and deposits	167,867	167,867
Oil and gas properties - proved (successful efforts method)
net of accumulated depletion and impairment of $2,623,339 and $100,062	1,282,876	3,806,153
Oil and gas properties - proved undeveloped (successful efforts method)	1,241,724	1,209,724
Oil and gas properties - unproved (successful efforts method)	2,932,730	2,932,730

Total assets	$7,874,192	$10,368,374

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$387,028	$221,880
Accounts payable, related party	147,736	145,473
Current portion of notes payable	319,632	373,846
Note payable – related party	107,070	-
Accrued interest, related party	15,287	4,579
Accrued expenses	405,669	560,548
Total current liabilities	1,382,422	1,306,326

LONG TERM LIABILITIES
Long term debt, related party	-	107,070
Long term debt	3,498,108	2,294,943
Asset retirement obligation	321,101	290,312

COMMITMENTS AND CONTINGENT LIABILITIES		-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 50,000,000 shares authorized:	301	-
301,000 and 0 shares issued and outstanding in 2015 and 2014, respectively
Common stock, $0.0001 par value, 450,000,000 shares authorized,
23,215,926 and 22,502,206 shares issued and outstanding in 2015 and 2014, respectively	23,216	22,502
Additional paid in capital	9,741,759	8,629,554
Accumulated deficit	(7,092,714)	(2,282,333)
Total stockholders' equity	2,672,562	6,369,723

Total liabilities and stockholders' equity	$7,874,192	$10,368,374

The accompanying notes are an integral part of the consolidated financial statements.

Diversified Resources Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	October 31,	October 31,
	2015	2014

Operating revenues
Oil and gas sales	$602,980	$161,623
	602,980	161,623

Operating expenses
Exploration costs, including dry holes	16,513	41,802
Lease operating expenses	606,853	290,588
General and administrative	1,695,792	1,510,367
Impairment of oil and gas properties	2,427,968	-
Depreciation expense	179,347	27,895
Depletion expense	88,287	34,475
Accretion expense	30,789	24,054
Production tax and royalty expense	240,354	30,225
Total operating expenses	5,285,903	1,959,406

(Loss) from operations	(4,682,923)	(1,797,783)

Other income (expense)
Bargain purchase gain	-	2,584,184
Interest expense	(127,458)	(60,281)
Other income (expense), net	(127,458)	2,523,903

Net income (loss)	$(4,810,381)	$726,120

Net income (loss) per common share
Basic and diluted	$(0.21)	$0.04

Weighted average shares outstanding
Basic and diluted	23,074,893	18,792,650

The accompanying notes are an integral part of the consolidated financial statements.

Diversified Resources, Inc.
Consolidated Statement of Stockholders' Equity
Years Ended October 31, 2015 and 2014

	Common Stock $.001 Par Value		Preferred Stock $.001 Par Value		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance October 31, 2013	14,558,150	$14,558	-	-	$4,734,143	$(3,008,453)	$1,740,248

Recapitalization with Natural Resources Group, Inc.	5,250,000	5,250	-	-	(302,980)	-	(297,730)

Contribution of shares in connection with the acquisition	(2,680,033)	(2,680)	-	-	2,680	-	-

Forgiveness of related party debt and assumption of liabilities by former shareholder	-	-	-	-	297,741	-	297,741

Common stock issued for cash	4,474,089	4,474	-	-	2,925,172	-	2,929,646

Acquisition of BIYA	900,000	900	-	-	972,798	-	973,698

Net income for period	-	-	-	-	-	726,120	726,120

Balance October 31, 2014	22,502,206	22,502	-	-	8,629,554	(2,282,333)	6,369,723

Common stock issued for cash	663,720	664	-	-	663,056	-	663,720

Common stock issued for lease expense	50,000	50			22,450		22,500

Preferred stock issued for cash	-	-	280,000	280	279,720	-	280,000

Preferred stock issued for accrued interest			21,000	21	20,979		21,000

Warrants issued with debt	-	-	-	-	126,000	-	126,000

Net loss for period	-	-	-	-	-	(4,810,381)	(4,810,381)

Balance October 31, 2015	23,215,926	$23,216	301,000	$301	$9,741,759	$(7,092,714)	$2,672,562

The accompanying notes are an integral part of the consolidated financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended

	October 31,	October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(4,810,381)	$726,120
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Interest paid with common stock	22,500	-
Bargain purchase gain	-	(2,584,184)
Depreciation expense	179,347	27,895
Depletion expense	88,287	34,475
Accretion expense	30,789	24,054
Impairment	2,427,968	-
Changes in assets and liabilities:
Accounts receivable, trade	63,303	34,860
Accounts receivable, other	(313,989)
Prepaid expense	7,948	11,924
Bonds and deposits	-	21,042
Accounts payable	165,148	2,731
Accounts payable - related parties	12,970	15,112
Accrued expenses	(133,880)	(819,829)

Net cash (used in) operating activities	(2,259,990)	(2,505,800)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for oil and gas properties	(32,000)	(25,410)
Cash paid for purchase of property and equipment	(114,031)	(148,590)

Net cash (used in) investing activities	(146,031)	(174,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	663,720	2,929,646
Proceeds from sale of preferred stock	280,000	-
Proceeds from notes payable	1,329,166	-
Payments on notes payable	(54,213)	(110,225)

Net cash provided by financing activities	2,218,673	2,819,421

INCREASE (DECREASE) IN CASH	(187,348)	139,621

BEGINNING BALANCE	209,054	69,433

ENDING BALANCE	$21,706	$209,054

Cash paid for interest	$32,144	$25,448

Non cash investing and financing activities:
Acquisition of BIYA:
Common stock issued	$-	$900,000
Note payable issued	$-	$1,860,000
Preferred stock issued for accrued interest	$21,000	$-
Warrants issued with debt	$126,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ending October 31, 2015 and 2014

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

In November 2013, the Company entered into an agreement to exchange securities with Natural Resource Group, Inc. (“NRG”), an oil and gas exploration company, whereby the shareholders of NRG received 14,558,150 shares of the Company’s common stock. In connection with this acquisition, the then President sold 2,680,033 shares of the Company’s common stock to the Company for nominal consideration. The shares purchased from the President were returned to the status of authorized but unissued shares. Additionally, the former principals of the Company assumed all of the debts of the Company at the date of the exchange. The transaction was accounted for as a reverse acquisition or recapitalization whereby NRG was considered the accounting acquirer and the Company, the acquiree.

 The Company has no interests in any unconsolidated entities, nor does it have any unconsolidated special purpose entities.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred significant operating losses since inception, has an accumulated deficit of ($7,092,714) and has negative working capital of $979,538 at October 31, 2015.  As of October 31, 2015, the Company has limited financial resources.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable mineral properties, generate revenue from planned business operations, and control exploration costs. Management plans to fund its future operations by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and any highly liquid investments with an original maturity of 90 days or less. The carrying amount approximates fair value due to the short maturity of these instruments.

Accounts Receivable

The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. The Company uses the direct write-off method for bad debts; this method expenses uncollectible accounts in the year they become uncollectible. Any difference between this method and the allowance method is not material. Management periodically reviews accounts receivable amounts for collectability and adjusts for uncollectible receivables under the direct write-off method. The Company did not record any adjustment for uncollectible receivables in 2015 or 2014.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates of oil and gas reserve quantities provide the basis for calculation of depletion, depreciation, and amortization, and impairment, each of which represents a significant component of the financial statements. Actual results could differ from those estimates.

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

Revenue Recognition

We recognize oil and gas revenue from interests in producing wells as the oil or gas is sold. Revenue from the purchase, transportation, and sale of natural gas is recognized upon completion of the sale and when transported volumes are delivered. We recognize revenue related to gas balancing agreements based on the sales method. Our net imbalance position at October 31, 2015 and 2014 was immaterial.

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

Proved Property Impairment   We review individually significant proved oil and gas properties and other long-lived assets for impairment at least annually at year-end, or quarterly when events and circumstances indicate a decline in the recoverability of the carrying values of such properties, such as a negative revision of reserves estimates or sustained decrease in commodity prices. We estimate future cash flows expected in connection with the properties and compare such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amount of a property exceeds its estimated undiscounted future cash flows, the carrying amount is reduced to estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and gas production, commodity prices based on published forward commodity price curves as of the date of the estimate, operating and development costs, and a risk-adjusted discount rate. Our valuation of Garcia field resulted in impairment expense of $2,427,968 during the period ending October 31, 2015.

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

Exploration Costs   Geological and geophysical costs, delay rentals, amortization of unproved leasehold costs, and costs to drill exploratory wells that do not find proved reserves are expensed as oil and gas exploration. We carry the costs of an exploratory well as an asset if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well and as long as we are making sufficient progress assessing the reserves and the economic and operating viability of the well.  Geological and geophysical costs were $16,513 and $41,802 for the years ended October 31, 2015 and 2014, respectively, and are included in Exploration Costs in the accompanying financial statements.

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

Property and Equipment

Property and equipment consists of production buildings, furniture, fixtures, equipment and vehicles which are recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to fifteen years. Property and equipment primarily consists of production equipment.

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

The Company recorded impairment expense of $2,427,968 based on valuation of Garcia field for the year ending October 31, 2015. No such impairment was recorded for the years ended October 31, 2014.

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

We follow the guidance in ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company does not believe that any material uncertain tax positions exist at October 31, 2015.

Major Customers

Sales to major unaffiliated customers consisted of the following for the year ended October 31, 2015: Customer A accounted for approximately 95% of revenue.

Sales to major unaffiliated customers consisted of the following for the year ended October 31, 2014: Customer A accounted for approximately 54% of revenue, Customer B accounted for approximately 17%, Customer C accounted for approximately 13%, and Customer D accounted for approximately 11%.

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

2.   Oil and gas properties

Oil and gas properties consist of the following:

	October 31, 2015	October 31, 2014

Proved oil and gas properties	$3,906,215	$3,906,215
Proved undeveloped oil and gas leaseholds	1,241,724	1,209,724
	5,147,939	5,115,939
Less accumulated depletion	(195,371)	(100,062)
Less impairment	(2,427,968)	-
Net oil and gas properties	2,524,600	5,015,877
Undeveloped oil and gas leaseholds	$2,932,730	$2,932,730

Total depletion of oil and gas properties amounted to $88,287 and $34,475 for the years ended October 31, 2015 and 2014 respectively.  Impairment of $2,427,968 was recorded during the period ending October 31, 2015.

3.   Participation Agreement

In connection with the convertible promissory note described in note 5, the Company entered into a participation agreement with a nonaffiliated company whereby the nonaffiliated company would advance up to $350,000 to conduct additional development of the underlying leases at the Garcia Field and drill and complete three additional wells on the acreage. As of October 31, 2015, $248,895 was due on the note. In consideration for extending this credit arrangement, the lender was assigned a 1% overriding royalty interest in the 4,600 acre field and a 20% modified net profits interest in the existing four producing wells in the Garcia Field and a 20% modified net profits interest in three additional wells to be drilled on said acreage. The Company valued the net profits interest and the overriding royalty interest at $136,599 using 10% present value over the estimated life of the wells. The amount was recorded as a debt discount and is being amortized using the effective interest rate method over the life of the promissory note (3 years). Additionally, the lender has the right, at any point during the period of the note, to convert the remaining principal balance on the note to a working interest (see note 5).

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

4.   Notes Payable - Affiliates

Notes Payable Affiliates—In December 2010, the Company entered into a purchase and sale agreement to acquire certain oil and gas assets located in Adams, County, Broomfield, County, Huerfano County, Las Animas County, Morgan County and Weld County, Colorado. The Company issued 2,500,000 shares of its $0.0001 par value Common Stock and a promissory note for $360,000 bearing interest at 10% with an original maturity date of March 1, 2011. The shares were valued at $1 per share based on sales of the Company’s common stock to third-parties. The promissory note is collateralized by the property and equipment transferred and was subsequently subrogated to a convertible promissory note on January 12, 2012 (See Note 5). In December 2015, the maturity date of the note was extended to December 11, 2016.  The balance on the note is $107,070 at October 31, 2015 and 2014, with interest accrued in the amount of $15,286 and $4,579, respectively.

5.   Long-term Debt and Note Payable

Convertible Promissory Note—On January 12, 2012 the Company entered into a convertible promissory note bearing interest at 10%, due January 11, 2014, which was extended to July 17, 2016.  The Company issued common stock fair valued at $22,500 to extend the note. The note is collateralized by a first priority deed of trust covering approximately 4,600 acres of oil and gas leasehold interests in the Garcia Field, together with the existing wells and equipment in the field. The balance at October 31, 2015 and 2014 was $248,895. The lender has the right to convert the principal to a working interest to a 10% working interest in the collateral as well as a 10% interest in all wells owned by the Company in the Garcia Field in which the lender does not have the 20% modified net profits interest described in Note 3. In the event the principal is less than $350,000, the conversion percentage shall be reduced proportionately. The Company has the right to prepay the note without penalties or fees after giving the lender ten days’ notice of its intent. If lender does elect to convert within 10 days after receiving said notice, the conversion rights terminate.  The Company recorded a discount to the debt of $136,599 and recognized accretion of the discount in the amounts of $0 and $19,516 for the years ended October 31, 2015 and 2014 respectively. The Company reviewed the conversion feature for beneficial conversion features and embedded derivatives and determined that neither applied.

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

In May 2012 BIYA entered into a settlement agreement with a previous partner for amount of $1.2 million. The amount is non-interest bearing and has a minimum monthly payment of $10,000, plus one third of BIYA’s net profits, as defined in the agreement, which amounted to approximately $7,000 at October 31, 2014, until paid in full. On April 1, 2015, the agreement was amended, where the balance due will bear interest at 6% a year and has a fixed monthly payment of $5,500 until paid in full. The balance due was $489,154 at October 31, 2015.

Secured Notes —In March, April, June, July and October 2015, the Company issued secured notes in the principal amounts of $250,000, $400,000, $200,000, $350,000 and $50,000 respectively, bearing interest at 12% payable quarterly beginning June 1, 2015 with a two year maturity date.  The notes are collateralized by a first priority deed of trust on certain producing wells and their spacing units located in the Horseshoe Gallup Field. The notes and any interest outstanding may be converted, one time only, for new securities offered by the Company. The notes guarantees one year of interest which would be due even upon prepayment of the notes during the first year. The lenders received two year warrants which entitles the holders to purchase up to 360,000 shares of the Company’s common stock at a price of $0.80 and $1.50 per common share, valued at approximately $126,000 at October 31, 2015, using the Black Scholes method. The value of the warrants has been recorded as discount on the note and a credit to additional paid in capital.  The secured notes had accrued interest payable of approximately $34,500 at October 31, 2015.

Installment Loans — On July 4, 2013, the Company entered into an installment loan bearing interest of 5.39%. The loan is payable in monthly installments of $464 over 48 months commencing August 4, 2013.  The loan is collateralized by a vehicle.  On July 5, 2015, the Company entered into installment loans bearing interest of 3.62%. The loans are payable in monthly installments of $2,118 over 48 months. The loans are collateralized by two vehicles.

The following summarizes the notes payable:

	2015	2014

Convertible promissory note	$248,895	$248,895
BIYA note	1,860,000	1,860,000
BIYA settlement	489,154	546,144
Convertible promissory notes	1,250,000	-
Discount convertible promissory notes	(126,000)	-
Installment loan	95,691	13,750
	3,817,740	2,668,789
Current portion	(319,632)	(373,846)
	$3,498,108	$2,294,943

 The above debt matures as follows:

Year ended October 31

2016	$319,632
2017	$3,498,108

6.  Asset Retirement Obligation

The following table reflects a reconciliation of the Company’s asset retirement obligation liability:

	2015	2014

Beginning asset retirement obligation	$290,312	$222,375
Liabilities incurred	-	43,883
Liabilities settled	-	-
Accretion expense	30,789	24,054
Revision to estimated cash flows	-	-
Ending asset retirement obligation	$321,101	$290,312

7.   Income Taxes

ASC 740 guidance requires that the Company evaluate all monetary tax positions taken, and recognize a liability for any uncertain tax positions that are not more likely than not to be sustained by the tax authorities. The Company has not recorded any liabilities, or interest and penalties, as of October 31, 2015 related to uncertain tax positions. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently-enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The Company's estimated effective tax rate of 39% is offset by a valuation allowance due to the uncertainty regarding the realization of the deferred tax asset.

The tax effects of temporary differences that gave rise to the deferred tax liabilities and deferred tax assets as of October 31, 2015 and 2014 were:

	2015	2014

Deferred tax assets:
Net operating loss carry forwards	$2,270,721	$1,422,844
Deferred tax liability:		-
Property and equipment, geologic and geophysical	(31,302)	(41,945)
	2,239,419	1,380,899
Less valuation allowance	(2,239,419)	(1,380,899)
	$-	$-

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the use of such net operating losses are allowed. Among other items, management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. At October 31, 2015, the Company had a net operating loss carry forward for regular income tax reporting purposes of approximately $6 million, which will begin expiring in 2030.

Absent the bargain purchase gain that was recognized at the time of acquisition (see Note 11), the Company would have a loss for both financial statement and tax reporting purposes. Accordingly no provision and/or benefit for income taxes has been recorded in the accompanying statement of operations.

The following table shows the reconciliation of the Company’s effective tax rate to the expected federal tax rate for the years ended October 31, 2015 and 2014:

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

Included in the shares issued, the Company issued 2,641,052 shares for $2,326,052 to various partners associated with Palo Petroleum, Inc. (“Palo”), 663,720 of these shares with value of $663,720 were issued in December 2014. On January 29, 2015, the Company entered into a participation agreement with Palo, where Palo acquired right to participate in all future operations in the Horseshoe Gallup Field which are not related to the Existing Wells or Existing Production, including the drilling of any future wells. Palo shall have the right to participate in such future operations as a 40.00% of 8/8 Working Interest owner on a heads-up or non-promoted basis. The Company does not have sufficient information to calculate the value of participation in the future working interest and the future participation cost will be charged to operations earned by Palo.

In addition, the Company and Palo entered into an Area of Mutual Interest Agreement (“AMI”) covering of all lands in San Juan County, New Mexico outside the Horseshoe Gallup Field. Under this agreement, Palo and the Company shall each be entitled to participate for up to 50% in any leasehold or fee mineral interest within the AMI which is acquired by either Palo or the Company.

2015

The Company issued 50,000 shares to National Petroleum Corporation with a fair value of $22,500, which was treated as lease expense, to extend the convertible promissory note for additional one year (see Note 5). The Company also issued 663,720 shares for cash of $663,720.

The Company issued 280,000 shares of preferred stock for cash of $280,000 and, as per the payment option under secured note agreement. The preferred stock holders received three year warrants which entitles the stockholders to purchase up to 75,250 shares of the Company’s common stock at a price of $1.50 per common share. The Company also issued 21,000 shares of preferred stock to pay $21,000 in accrued interest.

9.   Commitments and Contingent Liabilities

Legal

We may be subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.  The Company was not a party to any material legal proceedings as of October 31, 2015.

Environmental

We accrue for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded at their undiscounted value as assets when their receipt is deemed probable. The Company was unaware of any material environmental issues as of October 31, 2015.

Employment Agreements

The Company has a written employment agreement with its president, effective January 1, 2015. Pursuant to his employment agreement, the President will devote such time as each deems necessary to perform his duties to the Company and are subject to conflicts of interest. The employment agreement is an “at will agreement;” however, in the event of termination by the Company, the agreement provides for severance pay equal to four months of base salary in effect at the time of termination. There is also a provision providing for twelve months of base pay in the event of a change in control of the Company. The agreement provides for a two year non-compete in the event of termination. Pursuant to the employment agreements, effective July 1, 2015, the president will receive a base salary of $234,000 per year.  If the Company receives cumulative financing, equity or debt of $4 million, the salary will be increased to $280,000. In addition, if the Company sustains production thresholds of 1,000 BOE/day, 1,500 BOE/day and 2,000 BOE/day, the President’s salary will be increased to $300,000, $325,500 and $360,000 per year, respectively.

The Company has a written “at will” employment agreement with its Operations Manager (also a principal shareholder) which provides for annual compensation of $66,000 and provides that when the Company achieves three consecutive months of positive cash flows, and to the extent that the Company would still have positive cash flow in the event the compensation was increased by 50%, then there will be a permanent increase in compensation equal to the current compensation multiplied by 150%. In the event of termination by the Company, the agreement provides for severance pay equal to four months of base salary in effect at the time of termination. There is also a provision providing for twelve months of base pay in the event of a change in control of the Company. The agreement provides for a two year non-compete in the event of termination. The Operations Manager may be granted royalties pursuant to the royalty program.

10.   Related Parties

The Company has a lease for office space in Littleton, Colorado, with Spotswood Properties, LLC, a Colorado limited liability company (“Spotswood”), and an affiliate of the Company’s president. The Company is currently leasing the office space on a month to month basis under the same terms and conditions as the lease that expired July 31, 2013. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood. The Company is of the opinion that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $29,000 and $26,000 in fiscal years 2015 and 2014, respectively.

The Company paid $73,299 and $60,642, in fiscal years 2015 and 2014 respectively, to the President’s brother for land-man fees and expense reimbursements in connection with performing contract land services for the Company.

The Company paid $201,110 and $178,650 to a director for financial public relations consulting in fiscal years 2015 and 2014, respectively.

The Company paid $77,465 to companies owned by President of BIYA Operators Inc., the Company’s wholly owned subsidiary and by his son in fiscal year 2015.

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

The Company has included the results of BIYA’s operations in its consolidated financial statements beginning on October 1, 2014.

Fair values of the assets acquired and liabilities assumed in acquisition of BIYA are summarized below:

Current assets, including cash and cash equivalents of $98,809	$242,788
Property, plant and equipment	1,854,900
Oil and gas properties	5,244,755
Bonds and other assets	167,368
Total assets acquired	7,509,811
Current liabilities	(1,624,167)
Long-term liabilities	(367,460)

Net assets acquired	5,518,184
Bargain purchase gain	(2,584,184)
Net consideration	$2,934,000

The consideration consisted of cash of $174,000, the issuance of a note in the amount of $1,860,000, and the issuance of 900,000 common shares with a fair value of $900,000.

The unaudited results of operations had the acquisition been made at November 1, 2013 would have been as follows:

October 31
2014

Revenues	$1,583,796
Net income (loss)	$714,031
Net income (loss) per share	$0.04

12.   Subsequent Events

On February 5, 2016, the Company entered into an Agreement to Exchange Securities with Diversified Energy Services, Inc. (“DESI”) a Colorado based company. The Company issued 20,032,710 shares in exchange for all the outstanding shares of DESI and assumed DESI’s liabilities at January 31, 2016.

DESI offers a full range of services to the Rocky Mountain energy and construction industries and is dedicated to becoming the “one call, last call” solution to a full range of oil field service needs. DESI offers Crane Service, Well Site Construction, Materials Handling and Disposal, Trucking Services, Equipment Operation, and Rigging to the energy industry in the Denver Julesburg Basin and the Rockies. DESI employs upwards of 140 highly qualified, safety focused professionals and operators.

DESI will operate as a wholly owned subsidiary of Diversified Resources and is not expected to experience any change in management, operations, policies or business practices.

On January 20, 2016, the Company entered into secured note facility of $200,000, bearing interest at 12% payable quarterly beginning January 20, 2016 with a two year maturity date.  The notes are collateralized by a first priority deed of trust on certain producing wells and their spacing units located in the Horseshoe Gallup Field. The note and any interest outstanding may be converted, one time only, for new securities offered by the Company. The note guarantees one year of interest which would be due even upon prepayment of note during the first year. The lender received two year warrants which allow the lender to purchase up to 40,000 shares of the Company’s common stock at a price of $0.80 per share at any time on or before January 20, 2018.

13.   Disclosures about Oil and Gas Producing Activities (Unaudited)

Capitalized costs relating to oil and gas producing activities:

	October 31, 2015	October 31, 2014

Proved oil and gas properties	$3,906,215	$3,906,215
Proved undeveloped oil and gas leaseholds	1,241,724	1,209,724
	5,147,939	5,115,939
Less accumulated depletion and impairment	(2,623,339)	(100,062)
Net oil and gas properties	2,524,600	5,015,877
Undeveloped oil and gas leasholds	$2,932,730	$2,932,730

Costs incurred in connection with crude oil and natural gas acquisition, exploration and development are as follows:

	2015	2014

Acquisition of properties:
Proved	$-	$2,634,245
Proved undeveloped	32,000	3,251,669
Development costs	-	7,833
Exploration costs	16,513	41,802
Total	$48,513	$5,935,549

14.   Results of Operations for Oil and Gas Producing Activities

The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overhead and interest costs, are as follows (all in the United States):

	2015	2014

Operating Revenues	$602,980	$161,623
Costs & expenses:
Exploration	16,513	41,802
Lease operating expenses	606,853	290,588
Depletion	88,287	34,475
Total costs & expenses	711,653	366,865
Income (loss) before income taxes	(108,673)	(205,242)
Income tax (expense) benefit	42,569	80,665
Results of operations for oil and gas producing activities	$(66,104)	$(124,577)

15.   Supplementary Oil and Gas Information (Unaudited)

The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and FASB ASC 932, Disclosures About Oil and Gas Producing Activities.

Estimated net quantities of reserves of oil and gas for the years ended October 31, 2015 and 2014:

			Gallons
	Oil (Bbl)	Gas (Mcf)	NG Liquid

Developed at October 31, 2014	299,856	51,298	-
Proved undeveloped at October 31, 2014	1,432,256	1,257,190	6,890,814
Balance, October 31, 2014	1,732,112	1,308,488	6,890,814

Developed at October 31, 2015	350,000	-	-
Proved undeveloped at October 31, 2015	1,537,400	400,000	-
Balance, October 31, 2015	1,887,400	400,000	-

Notable changes in our reserves are summarized as follows:

Gas and NG liquid reserves decreased due to the impairment of the Garcia field. Oil reserves increased due to an increase in proved undeveloped reserves in DJ field.

16.   Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

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

Information with respect to the Company’s Standardized Measure is as follows:

	2015	2014

Future cash inflows	$75,950,000	$158,337,002
Future production costs	(21,832,200)	(36,046,933)
Future development costs	(13,760,000)	(19,189,499)
Future income tax expense	(15,739,542)	(40,209,222)
Future net cash flows	24,618,258	62,891,348
10% annual discount for estimated timing of cash flows	(12,766,202)	(31,944,372)
Standardized measure of discounted future net cash flows	$11,852,202	$30,946,976

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

The following table presents the prices used to prepare the reserve estimates, based upon the unweighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the respective reporting period presented:

	Oil (Bbl)	Gas (Mcf)	NG Liquid

October 31, 2014 (Average)	$83.90	$4.79	$0.99
October 31, 2015 (Average)	$40.00	$2.35	$-

Principal changes in the Standardized Measure for the years ended October 31, 2015 and 2014 were as follows:

	2015	2014

Standardized measure, beginning of year	$30,946,976	$310,014
Purchase of reserves in place	-	24,653,719
Purchase of proved undeveloped reserves	-	118,243,820
Sale and transfers, net of production costs	(3,873)	128,965
Net changes in prices and production costs	(59,601,937)	(31,375,014)
Extensions, discoveries, and improved recovery		-
Changes in estimated future development costs	5,429,499	(15,014,499)
Development costs incurred during the period	-	7,833
Revision of quantity estimates	(7,637,858)	4,307,700
Accretion of discount	19,178,170	(30,953,709)
Net change in income taxes	24,469,680	(39,377,642)
Changes in timing and other	(928,601)	15,790
Standardized measure, end of year	$11,852,056	$30,946,976