Form 10-Q
period 2015-11-30
Diversified Resources Inc.
filed 2016-03-14
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 43,398,636 shares of common stock as of March 1, 2016.

DIVERSIFED RESOURCES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Diversified Resources, Inc.
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2016	2015
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$164,421	$21,706
Accounts receivable, trade	-	67,189
Accounts receivable, other	-	313,989
Total current assets	164,421	402,884

LONG-LIVED ASSETS
Property and Equipment, net of accumulated depreciation
of $367,951 and $322,281	1,800,441	1,846,111
Bonds and deposits	167,867	167,867
Oil and gas properties - proved (successful efforts method)
net of accumulated depletion and impairment of $2,659,950 and $2,623,339	1,246,266	1,282,876
Oil and gas properties - proved undeveloped (successful efforts method)	1,241,880	1,241,724
Oil and gas properties - unproved (successful efforts method)	2,932,730	2,932,730

Total assets	$7,553,605	$7,874,192

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$360,113	$387,028
Accounts payable, related party	147,736	147,736
Current portion of notes payable	319,632	319,632
Note payable – related party	107,070	107,070
Accrued interest, related party	17,984	15,287
Accrued expenses	376,194	405,669
Total current liabilities	1,328,729	1,382,422

LONG TERM LIABILITIES
Long term debt, notes payable	3,709,306	3,498,108
Asset retirement obligation	329,837	321,101

COMMITMENTS AND CONTINGENT LIABILITIES		-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 50,000,000 shares authorized:	301	301
301,000 shares issued and outstanding
Common stock, $0.001 par value, 450,000,000 shares authorized,
23,215,926 shares issued and outstanding in 2016 and 2015	23,216	23,216
Additional paid in capital	9,741,759	9,741,759
Accumulated deficit	(7,579,544)	(7,092,714)
Total stockholders' equity	2,185,732	2,672,562

Total liabilities and stockholders' equity	$7,553,605	$7,874,192

See accompanying notes to the consolidated financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	January 31,	January 31,
	2016	2015

Operating revenues
Oil and gas sales	$34,548	$240,274
	34,548	240,274
Operating expenses
Lease operating expenses	81,688	150,078
General and administrative	277,061	552,368
Depreciation expense	74,502	41,768
Depletion expense	7,778	38,775
Production tax and royalty expense	12,830	93,046
Accretion expense	8,736	6,709
Total operating expenses	462,595	882,744

Loss from operations	(428,047)	(642,470)

Other income (expense)
Interest expense	(58,783)	(8,886)
Other income (expense)	(58,783)	(8,886)

Net loss	$(486,830)	$(651,356)

Net loss per common share
Basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding
Basic and diluted	22,904,666	20,198,075

See accompanying notes to the consolidated financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,	January 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) operating activities	$(50,483)	$(702,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	663,720
Proceeds from notes payables	200,000	-
Payment on notes payable	(6,802)	(40,891)
Net cash provided by financing activities	193,198	622,829

INCREASE (DECREASE) IN CASH	142,715	(79,730)

BEGINNING BALANCE	21,706	209,054

ENDING BALANCE	$164,421	$129,054

Cash paid for income taxes	$-	$-

Cash paid for interest	$2,196	$6,186

See accompanying notes to the consolidated financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

NOTE 1 – BASIS OF PRESENTATION

The interim consolidated financial statements of Diversified Resources, Inc. (“we”, “us”, “our”, “Diversified”, or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, drilling risks, geological risks, the timing of acquisitions, and our ability to obtain additional capital. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Diversified’s Annual Report on Form 10-K for the year ended October 31, 2015 as filed with the Securities and Exchange Commission (“SEC”) on February 16, 2016.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Effective November 21, 2013 we acquired 100% of the outstanding shares of Natural Resource Group, Inc. in exchange for 14,558,150 shares of our common stock. In connection with this acquisition, the then President of the Company sold 2,680,033 shares of the Company’s common stock to the Company for nominal consideration.  The shares purchased from the President were returned to the status of authorized but unissued shares. Additionally, the former principals of the Company assumed all of the debts of the Company at the date of the exchange.

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, has an accumulated deficit of $7,561,544 and has negative working capital of $1,164,308 at January 31, 2016.  As of January 31, 2016, the Company has limited financial resources.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable mineral properties, generate revenue from planned business operations, and control exploration costs. Management plans to fund its future operations by joint venturing and obtaining additional financing, and commercial production. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

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

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

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

Revenue Recognition

We recognize oil and gas revenue from interests in producing wells as the oil and gas is sold. Revenue from the purchase, transportation, and sale of natural gas is recognized upon completion of the sale and when transported volumes are delivered. We recognize revenue related to gas balancing agreements based on the sales method. Our net imbalance position at January 31, 2016 and 2015 was immaterial.

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

Proved Property Impairment   We review individually significant proved oil and gas properties and other long-lived assets for impairment at least annually at year-end, or quarterly when events and circumstances indicate a decline in the recoverability of the carrying values of such properties, such as a negative revision of reserves estimates or sustained decrease in commodity prices. We estimate undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amount of a property exceeds its estimated undiscounted future cash flows, the carrying amount is reduced to estimated fair value. Our valuation of Garcia field resulted in impairment expense of $2,427,968 at the year ended October 31, 2015.

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

Exploration Costs   Geological and geophysical costs, delay rentals, amortization of unproved leasehold costs, and costs to drill wells that do not find proved reserves are expensed as oil and gas exploration. We carry the costs of an exploratory well as an asset, if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well and as long as we are making sufficient progress assessing the reserves and the economic and operating viability of the project.  We did not have incur any Geological and geophysical costs for the three months ended January 31, 2016 and 2015.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

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

The following table reconciles the asset retirement obligation for three months ended January 31, 2016 and year ended October 31, 2015:

	2016	2015

Asset retirement obligation as of beginning of period	$321,101	$290,312
Liabilities added	-	-
Liabilities settled	-	-
Revision of estimated obligation	-	-
Accretion expense on discounted obligation	8,736	30,789

Asset retirement obligation as of end of period	$329,837	$321,101

Property and Equipment

Property and equipment consists of production buildings, furniture, fixtures, equipment and vehicles which are recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to fifteen years.

Maintenance and repairs are charged to expense as incurred.

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes.  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized. Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.The Company follows ASC 740-10-05 Accounting for Uncertainty in Income Taxes which prescribes a threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Contingent Liabilities

The Company records contingent liabilities when the amounts were incurred and determinable.  Otherwise the Company will disclose the matter(s) and provide a range or best estimate of the contingency in the notes to the financial statements. As of January 31, 2016 there were no legal proceedings against the Company. Neither the Company nor any of its officers or directors is involved in any litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors. As of January 31, 2016, there were no contingent liabilities that required disclosure or accrual in the Company’s financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

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

Recent Accounting Pronouncements

In August 2015, the FASB issued Update No. 2015-14 - Revenue from Contracts with Customers to defer the effective date of the new revenue recognition standard by one year. The new revenue recognition standard is now effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted but only for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company has started going through its contracts and is assessing their impact, but does not currently believe this guidance will have a material effect on the Company’s financial statements or disclosures.

The Company does not believe that any other recently issued or proposed accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

NOTE 4 – Participation Agreement

In connection with the convertible promissory note described in Note 6, the Company entered into a participation agreement with a nonaffiliated company whereby the nonaffiliated company would advance up to $350,000 to conduct additional development of the underlying leases at the Garcia Field and drill and complete three additional wells on the acreage. During 2012, $250,000 was advanced to the Company. In consideration for extending this credit arrangement, the lender was assigned a 1% overriding royalty interest in the 4,600 acre field, a 20% modified net profits interest in the existing four producing wells in the Garcia Field and a 20% modified net profits interest in three additional wells to be drilled on the acreage. The Company valued the net profits interest and the overriding royalty interest at $136,599 using 10% present value over the estimated life of the wells. The amount was recorded as a debt discount and was amortized using the effective interest rate method over the life of the promissory note (3 years). Additionally, the lender has the right, at any point during the period of the note, to convert the remaining principal balance on the note to a working interest (see Note 6).

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

NOTE 5 – Notes Payable – Related Party

In December 2010, the Company entered into a purchase and sale agreement to acquire certain oil and gas assets located in Adams, Broomfield, Huerfano, Las Animas, Morgan and Weld counties, Colorado. The Company issued 2,500,000 shares of its $0.0001 par value common stock and a promissory note for $360,000 bearing interest at 10% with an original maturity date of March 1, 2011. The shares were valued at $1 per share based on sales of the Company’s common stock to third-parties. The promissory note is collateralized by the property and equipment transferred and was subsequently subrogated to a convertible promissory note on January 12, 2012 and matures on December 11, 2016.  The balance on the note is $107,070 at January 31, 2016 with interest accrued in the amount of $17,984.

NOTE 6 – Long Term Debt and Note Payable

Convertible Promissory Note—On January 12, 2012 the Company entered into a convertible promissory note bearing interest at 10%, due January 11, 2014 which was extended to July 17, 2016.  The note is collateralized by a first priority deed of trust on approximately 4,600 acres of oil and gas leasehold interests in the Garcia Field, together with the existing wells and equipment in the field. The balance at January 31, 2016 was $248,895. The lender has the right to convert the principal to a 10% working interest

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

in the collateral as well as a 10% interest in all wells owned by the Company in the Garcia Field in which the lender does not have the 20% modified net profits interest described in Note 4. In the event the principal is less than $350,000, the conversion percentage shall be reduced proportionately. The Company has the right to prepay the note without penalties or fees after giving the lender ten days’ notice of its intent. If lender does elect to convert within 10 days after receiving said notice, the conversion rights terminate.  The Company recorded a discount to the debt of $136,599 and recognized accretion of the discount.   The Company reviewed the note for beneficial conversion features and embedded derivatives and determined that neither applied.

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

In May 2012 BIYA entered into a settlement agreement with a previous partner for $1.2 million. The amount is non-interest bearing and has a minimum monthly payment of $10,000, plus one third of BIYA’s net profits, as defined in the agreement. On April 1, 2015, the agreement was amended, where the balance due will bear interest at 6% a year and has a fixed monthly payment of $5,500 until paid in full. The balance due was $489,154 at January 31, 2016.

Secured Notes —In 2015, the Company issued secured notes in the principal amounts of $1,250,000, bearing interest at 12% payable quarterly beginning June 1, 2015 with a two year maturity date.  In January 2016, the Company issued secured notes in the principal amounts of $200,000, bearing interest at 12% payable quarterly beginning January, 2016 with a two year maturity date. The notes are collateralized by a first priority deed of trust on certain producing wells and their spacing units located in the Horseshoe Gallup Field. The notes and any interest outstanding may be converted, one time only, for new securities offered by the Company. The notes guarantee one year of interest which would be due even upon prepayment of the notes during the first year. The lenders received two year warrants which entitles the holders to purchase up to 360,000 shares of the Company’s common stock at a price of $0.80 and $1.50 per common share, valued at approximately $126,000 at October 31, 2015, using the Black Scholes method. The value of the warrants has been recorded as discount on the note and a credit to additional paid in capital. The company recorded accretion of the discount in the amount of $18,000 for three months ended January 31, 2016. The secured notes had accrued interest payable of approximately $72,847 at January 31, 2016.

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

The following summarizes the notes payable at:

	January 31, 2016	October 31, 2015

Convertible promissory note	$248,895	$248,895
BIYA note	1,860,000	1,860,000
BIYA settlement	489,154	489,154
Convertible promissory notes	1,450,000	1,250,000
Discount on convertible promissory notes	(108,000)	(126,000)
Installment loan	88,889	95,691
	4,028,938	3,817,740
Current portion	(319,632)	(319,632)
	$3,709,306	$3,498,108

NOTE 7 – INCOME TAXES

No provision was made for federal income tax for the three months ended January 31, 2016 and 2015, since the Company had net operating losses.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 450,000,000 common shares of par value at $0.001 and 50,000,000 preferred shares of par value at $0.001. As of January 31, 2016, 23,215,926 shares of common stock and 301,000 preferred shares were issued and outstanding.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

NOTE 9 – RELATED PARTY TRANSACTIONS

Natural Resource Group, Inc. has a lease for office space in Littleton, Colorado, with Spotswood Properties, LLC, a Colorado limited liability company (“Spotswood”), and an affiliate of the president, effective January 1, 2009, for a three-year term. Commencing July 1, 2010 the Company entered into a new lease for office space for a 3 year period ending July 1, 2013. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood. The Company is of the opinion that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $10,667 in each of the three months ended January 31, 2016 and 2015.  Natural Resource Group, Inc. is currently leasing the office space on a month to month basis under the same terms and conditions as the lease that expired July 31, 2013.

The Company paid a director and shareholder $31,250 and $48,000 during the three months ended January 31, 2016 and 2015, respectively for financial public relations consulting.

The Company paid the President’s brother $17,395 and $16,270 during the three months ended January 31, 2016 and 2015, respectively for landman consulting services.

The Company paid $2,707 and $7,725 to companies owned by President of BIYA Operators Inc., the Company’s wholly owned subsidiary and by his son during three months ended January 31, 2016 and 2015, respectively for field services.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal—The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

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

NOTE 11 – SUBSEQUENT EVENTS

On February 5, 2016, the Company entered into an Agreement to Exchange Securities with Diversified Energy Services, Inc. (“DESI”) a Colorado based company. The Company issued 20,032,710 shares of its common stock in exchange for all the outstanding shares of DESI and assumed DESI’s liabilities effective February 1, 2016.

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

DESI operates as a wholly owned subsidiary of the Company and is not expected to experience any change in management, operations, policies or business practices.

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

While we have made assumptions that we believe are reasonable, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change.  All forward-looking statements in the Form 10-Q are qualified in their entirety by the cautionary statement contained in this section.  We do not undertake to update, revise or correct any of the forward-looking information.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for our fiscal year ended October 31, 2015.

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

During the twelve months ending December 31, 2016, we plan to drill one new well at a cost of approximately $750,000.

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

During the twelve months ending December 31, 2016, we plan to:

●	rework 50 producing and shut-in wells at a total cost of approximately $400,000

●	drill 5 new well at a cost of approximately $150,000 per well

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

In addition, we entered into an Area of Mutual Interest Agreement (“AMI”) with Palo relating to all lands in San Juan County, New Mexico outside the Horseshoe Gallup Field. Under this agreement, we or Palo will be entitled to participate in up to 50% in any leasehold or fee mineral interest within the AMI which is acquired by either Palo or us.

On September 1, 2015, we executed a non-binding letter of intent (“LOI”) with Bayou City Energy, L.P. (“BCE”) to jointly form an entity (“DrillCo”) for development drilling on our San Juan Basin properties in northwestern New Mexico.

The LOI covers BCE’s intent to fund a portion of 55 wells located across the Company’s existing 10,000 gross acre leasehold, as well as any future wells drilled during the ensuing three years (“Expansion Phase”) across an AMI in the Four Corner’s Uplift region of the San Juan Basin. The terms of the LOI call for the establishment and funding of an entity formed by the Company and BCE through which, BCE will fund between 50% and 90% of the wells’ costs in exchange for a preferred return and reversionary economic interests.  The drilling program is delineated into three phases a “Test Phase”, a “Development Phase” and an “Expansion Phase”. After a preferred return has been reached for BCE in each Phase, the Company’s percentage of net revenues from the wells increases to between 65% and 85%, depending under which Phase the wells are drilled.

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

Acquisition of Diversified Energy Services, Inc

On February 5, 2016, the Company entered into an Agreement to Exchange Securities of Diversified Energy Services, Inc. (“DESI”) a Colorado based company. The Company issued 20,032,710 shares in exchange for all the outstanding shares of DESI and assumed DESI’s liabilities effective February 1, 2016.

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

Production, Drilling Activity and Oil and Gas Leases

The following table shows our net production of oil, gas and natural gas liquids for the periods indicated:

	Three Months Ended January31,
	2016	2015

Production:
Oil (Bbls)	1,159	4,919
Gas (Mcf)	-	516

The following table shows, as of January 31 2016, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

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

For the three months ended January 31, 2016 compared to the three months ended January 31, 2015

For the three months ended January 31, 2016 we reported a loss of $468,830 or $(0.02) per share compared to a net loss of $651,356 or $(0.03) per share for the three months ended January 31, 2015. The decrease in the net loss of $214,423 principally resulted from decrease of $275,307 in general and administrative expenses due to having fewer contractors/consultants.

Oil and gas sales were $34,548 and $240,274 for the three months ending January 31, 2016 and 2015, respectively; a decrease of $205,726 (86%).  The decrease is principally attributable decrease in production and oil prices.

Lease operating expenses were $81,688 and $150,078 for the three months ending January 31, 2016 and 2015, respectively; a decrease of $68,890 (46%).  The decrease is principally attributable to decrease in production activates.

General and administrative expenses were $277,061 and $552,368 for the three months ending January 31, 2016 and 2015, respectively; a decrease of $275,307 (50%).  Consulting fee decreased by $185,525, due to decrease in equity investment activities and using fewer consultants, legal and accounting expense decreased by $41,151.

Depreciation expense was $74,502 and $41,768 for the three months ending January 31, 2016 and 2015, respectively; an increase of $32,734 (13%). The increase arises from additional assets added during 2015.

Depletion expense was $7,778 and $38,775 for the three months ending January 31, 2016 and 2015, respectively; a decrease of $30,997 (80%). The decrease is consistent with the decrease in production.

Production tax and royalty expense was $12,830 and $93,046 for the three months ending January 31, 2016 and 2015, respectively; a decrease of $80,216 (86%). The decrease is consistent with decrease in production and revenue.

Interest expense was $58,783 and $8,886 for the three months ending January 31, 2016 and 2015, respectively; an increase of $49,897 (359%). The increase arises from increase in interest bearing loan and amortization of discount on secured notes.

Liquidity and Capital Resources

Our sources and (uses) of funds for the three months ended January 31, 2016 and 2015 are shown below:

	2015	2014

Cash used in operations	$(50,483)	$(702,559)
Sale of common stock	-	663,720
Proceeds from notes payable	200,000	-
Payment on notes payable	(6,802)	(40,891)

As of January 31, 2016, operating expenses were approximately $92,000 per month, which amount includes salaries and other corporate overhead, but excludes expenses associated with drilling, completing or reworking wells, lease operating expenses and interest expense.

Our material future contractual obligations as of January 31, 2016 are summarized as follows:

Total	10/31/16	10/31/2017	Thereafter
$4,136,008	426,702	3,709,306	$-

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

Trends

The factors that will most significantly affect future operating results will be:

●	the sale prices of crude oil and gas;
●	the amount of production from oil and gas wells in which we have an interest;
●	lease operating expenses;
●	the availability of drilling rigs, drill pipe and other supplies and equipment required to drill and complete wells; and
●	corporate overhead costs.

Revenues will also be significantly affected by our ability to maintain and increase oil, gas and natural gas liquids production.

Other than the foregoing, we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

It is expected that our principal source of cash flow will be from the sale of crude oil and natural gas which are depleting assets. Cash flow from the sale of oil/gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance operations to a greater extent with internally generated funds, may allow us to obtain equity financing more easily or on better terms. However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

A decline in hydrocarbon prices (i) will reduce cash flow which in turn will reduce the funds available for exploring for and replacing reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of  prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential  reserves in relation to the costs of exploration, (v) may result in marginally productive wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects.

We plan to generate profits by acquiring, drilling and/or completing productive wells. We plan to obtain the funds required to drill, and if warranted, complete new wells with any net cash generated by operations, through the sale of securities, from loans from third parties or from third parties willing to pay our share of the cost of drilling and completing the wells as partners/participants in the resulting wells.  We do not have any commitments or arrangements from any person to provide us with any additional capital.  We may not be successful in raising the capital needed to drill wells.  Any wells which may be drilled may not produce oil or gas in commercial quantities.

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, has an accumulated deficit of $7,561,544 and has negative working capital of $1,164,308 at January 31, 2016.  As of January 31, 2016, the Company has limited financial resources.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable mineral properties, generate revenue from planned business operations, and control exploration costs. Management plans to fund its future operations by joint venturing and obtaining additional financing, and commercial production. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in liquidity; or
●	significant changes in expected sources and uses of cash.

 Critical Accounting Policies and Estimates

See Notes 3 to the financial statements included as part of this report for a description of our significant accounting policies.

Recent Accounting Pronouncements

We do not believe that any recently issued accounting pronouncements will have a material impact on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our
Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of January 31, 2016, our disclosure controls and procedures were not effective due to the following:

1.	We do not have an audit committee;

2.
We did not have the proper segregation of duties with respect to our finance and accounting functions due to limited personnel. During the three months ended January 31, 2016 we had CFO/CAO that performed nearly all aspects of our financial reporting process, including but not limited to, preparation of underlying account records and systems, the ability to posting and recording journal entries and the preparation of the financial statements.  Accordingly, this created certain incompatible duties and a lack of review over the  financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

3.	Our corporate governance activities and processes are not always formally documented.

As a result of the aforementioned deficiencies, our Principal Executive and Financial Officer concluded that the design and operation of our disclosure controls and procedures was not effective and that our internal control over financial reporting was not effective.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. Since the acquisition of Natural Resource Group, Inc. on November 21, 2013, the board, as a whole, has been acting as the audit committee and independent board members constitute the compensation committee.  We have adopted a code of ethics and other procedures and changes in our internal controls in response to the requirements of Sarbanes Oxley § 404.  Effective February 15, 2016 we have hired a fulltime CFO/CAO and separated the accounting and reporting functions from our CEO. During the fiscal year ending October 31, 2016, we will continue to implement appropriate changes as they are identified, including changes to remediate the significant deficiencies in our internal controls.  There can be no guarantee that we will be successful in making these changes as they may be considered cost prohibitive.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2016 we did not sell any shares of our common stock or preferred stock to private investors.

ITEM 6.  EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul Laird.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Abdul Khan.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul Laird.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Abdul Khan.

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

DIVERSIFIED RESOURCES, INC.

Date: March 14, 2016	By:	/s/ Paul Laird
Paul Laird, Principal Executive Officer

Date: March 14, 2016	By:	/s/ Abdul Khan
Abdul Khan, Principal Financial and Accounting Officer