Form 10-Q
period 2016-04-30
Diversified Resources Inc.
filed 2016-07-08
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2016

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

303-797-5417
(Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 44,883,462 shares of common stock as of June 20, 2016.

DIVERSIFED RESOURCES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Diversified Resources, Inc.
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2016	2015
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$523,240	$21,706
Accounts receivable, trade	2,527,068	67,189
Accounts receivable, other	-	313,989
Accrued revenue	373,042
Total current assets	3,423,350	402,884

LONG-LIVED ASSETS
Property and Equipment, net of accumulated depreciation and
amortization of $833,829 and $322,281	9,691,889	1,846,111
Bonds and deposits	167,867	167,867
Land and other equipment	194,540	-
Oil and gas properties - proved developed (successful efforts method)
net of accumulated depletion and impairment of $2,676,671 and $2,623,339	1,229,544	1,282,876
Oil and gas properties - proved undeveloped (successful efforts method)	1,241,724	1,241,724
Oil and gas properties - unproved (successful efforts method)	2,932,730	2,932,730
Goodwill	3,984,695	-

Total assets	$22,866,339	$7,874,192

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,061,710	$387,027
Accounts payable, related party	148,736	147,736
Current portion of notes payable	1,095,471	319,632
Note payable – related party	107,070	107,070
Accrued interest, related party	19,184	15,287
Current portion of capital lease obligation	89,004	-
Estimated income tax liability	741,329	-
Line of credit	308,023	-
Accrued expenses	439,548	405,669
Total current liabilities	4,010,075	1,382,421

LONG TERM LIABILITIES
Long term debt, notes payable	7,196,836	3,498,108
Accrued liability	750,000
Capital lease obligation	179,670	-
Asset retirement obligation	338,573	321,101

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 50,000,000 shares authorized:	-	301
301,000 shares issued and outstanding in 2015
Common stock, $0.001 par value, 450,000,000 shares authorized,
44,883,462 and 23,215,926 shares issued and outstanding in 2016 and 2015, respectively	44,884	23,216
Additional paid in capital	20,137,747	9,741,759
Accumulated deficit	(9,791,446)	(7,092,714)
Total stockholders' equity	10,391,185	2,672,562

Total liabilities and stockholders' equity	$22,866,339	$7,874,192

See accompanying notes to the consolidated financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 30,	April 30,
	2016	2015

Operating revenues
Oil and gas sales	$81,498	$117,539
Oilfield and construction services	3,771,190	-
Revenue - other	59,700	-
Total operating revenue	3,912,388	117,539

Cost of services
Subcontractor expenses	811,365	-
Field payroll	1,894,998	-
Fuel expenses	207,466	-
Equipment rental	119,026	-
Material	249,040	-
Total cost of services	3,281,895	-

Gross margin	630,493	117,539

Operating expenses
Exploration costs, including dry holes	-	16,513
Lease operating expenses	144,839	159,011
General and administrative	1,008,224	390,338
Legal expense	750,000	-
Insurance expense	339,134	7,670
Depreciation expense	510,346	41,768
Depletion expense	22,711	23,101
Production tax and royalty expense	13,324	34,906
Accretion expense	8,736	8,254
Total operating expenses	2,797,314	681,561

(Loss) from operations	(2,166,821)	(564,022)

Other income (expense)
Interest expense	(45,081)	(30,352)
Other income (expense), net	(45,081)	(30,352)

Net (loss)	$(2,211,902)	$(594,374)

Net (loss) per common share
Basic and diluted	$(0.06)	$(0.03)

Weighted average shares outstanding
Basic and diluted	39,733,808	23,074,252

See accompanying notes to the consolidated financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	April 30,	April 30,
	2016	2015

Operating revenues
Oil and gas sales	$116,046	$357,813
Oilfield and construction services	3,771,190	-
Revenue - other	59,700	-
Total operating revenue	3,946,936	357,813

Cost of services
Subcontractor expenses	811,365	-
Field payroll	1,894,998	-
Fuel expenses	207,466	-
Equipment rental	119,026	-
Material	249,040	-
Total cost of services	3,281,895	-

Gross margin	665,041	357,813

Operating expenses
Exploration costs, including dry holes	-	16,513
Lease operating expenses	226,527	330,800
General and administrative	1,285,285	925,922
Legal expense	750,000	-
Insurance expense	339,134	23,747
Depreciation expense	584,848	83,536
Depletion expense	30,489	61,126
Production tax and royalty expense	21,566	144,924
Accretion expense	22,060	14,962
Total operating expenses	3,259,909	1,601,530

(Loss) from operations	(2,594,868)	(1,243,717)

Other income (expense)
Interest expense	(103,864)	(39,237)
Other income (expense), net	(103,864)	(39,237)

Net (loss)	$(2,698,732)	$(1,282,954)

Net (loss) per common share
Basic and diluted	$(0.08)	$(0.06)

Weighted average shares outstanding
Basic and diluted	32,707,725	21,563,319

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 30,	April 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$563,287	$(1,208,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property and equipment	(121,753)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	60,000	663,720
Proceeds from notes payable	-	600,000
Payment on notes payable	-	(54,214)
Net cash provided by financing activities	60,000	1,209,506

INCREASE IN CASH	501,534	594

BEGINNING BALANCE	21,706	209,054

ENDING BALANCE	$523,240	$209,648

Cash paid for income taxes	$	$-
Cash paid for interest	$103,864	$20,251

Non cash investing and financing activities:
Acquisition of Diversified Energy Services, Inc.:
Common stock issued	$10,016,355	$-
Notes payable issued	$2,000,000	$-

See accompanying notes to the consolidated financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

NOTE 1 – BASIS OF PRESENTATION

The interim consolidated financial statements of Diversified Resources, Inc. ("we", "us", "our", "Diversified", or the "Company") are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, drilling risks, geological risks, the timing of acquisitions, and our ability to obtain additional capital. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Diversified's Annual Report on Form 10-K for the year ended October 31, 2015 as filed with the Securities and Exchange Commission ("SEC") on February 16, 2016.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q in accordance with GAAP and financial statement requirements promulgated by the U.S. Securities and Exchange Commission ("SEC"). The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended October 31, 2015.

The results of operations presented in this quarterly report are not necessarily indicative of the results of operations that may be expected for any future periods. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been made in the accompanying unaudited financial statements.

NOTE 2 – ORGANIZATION AND GOING CONCERN

Diversified Resources Inc. ("the Company") was incorporated in the State of Nevada on March 19, 2009 to pursue mineral extraction in the United States.

Effective November 21, 2013 we acquired 100% of the outstanding shares of Natural Resource Group, Inc. in exchange for 14,558,150 shares of our common stock. In connection with this acquisition, the then President of the Company sold 2,680,033 shares of the Company's common stock to the Company for nominal consideration.  The shares purchased from the President were returned to the status of authorized but unissued shares. Additionally, the former principals of the Company assumed all of the debts of the Company at the date of the exchange.

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, has an accumulated deficit of $9,791,446 and has negative working capital of $586,725 at April 30, 2016.  As of April 30, 2016, the Company has limited financial resources.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable mineral properties, generate revenue from planned business operations, and control exploration costs. Management plans to fund its future operations through joint ventures, cash flow from commercial production, oilfield and construction services and obtain additional financing. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated unaudited financial statements include the accounts of Diversified Resources, Inc. and its wholly owned subsidiaries, Natural Resource Group, Inc., BIYA Operators, Inc. and Diversified Energy Services, Inc. Any inter-company accounts and transactions have been eliminated.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

Nature of Operations

Our subsidiaries NRG and BIYA have oil and gas producing properties in Colorado and New Mexico, respectively. DESI offers a full range of services to the Rocky Mountain energy and construction industries and is dedicated to becoming the "one call, last call" solution to a full range of oil field service needs. DESI offers Crane Service, Well Site Construction, Materials Handling and Disposal, Trucking Services, Equipment Operation, and Rigging to the energy industry in the Denver Julesburg Basin, the Rockies and San Juan basin in New Mexico. These services are primarily provided using DESI's fleet of equipment.

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

Revenue Recognition

We recognize oil and gas revenue from interests in producing wells as the oil and gas is sold. Revenue from the purchase, transportation, and sale of natural gas is recognized upon completion of the sale and when transported volumes are delivered. We recognize revenue related to gas balancing agreements based on the sales method. Our net imbalance position at April 30, 2016 and 2015 was immaterial.

We recognize revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. DESI prices services by the hour, day, or project depending on the type of service performed.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for our billings is net 30 days. Accounts receivables are determined to be past due if payments are not made in accordance with the terms and an allowance is recorded for accounts when there are indicators that the receivables may not be recovered. Customary collection efforts are initiated and receivables are written off when we determine they are not collectible and abandon these collection efforts.

We evaluate the past due accounts to setup an allowance for doubtful accounts on a regular basis for adequacy based upon our periodic review of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Assets are grouped in accordance with the Extractive Industries - Oil and Gas Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

Depreciation, depletion and amortization of the cost of proved oil and gas properties are calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization ("DD&A") for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account.

Impairments - Long-lived assets, which include property, plant and equipment, and purchased intangibles subject to amortization with finite lives, are evaluated whenever events or changes in circumstances ("triggering events") indicate that the carrying value of certain long-lived assets may not be recoverable. Long-lived assets are reviewed for impairment upon the occurrence of a triggering event. An impairment loss is recorded in the period in which it is determined that the carrying amount of a long-lived asset is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group, excluding interest expense. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be at the reporting unit level, which consists of  well servicing, fluid servicing, completion and remedial services and contract drilling. If the estimated undiscounted future net cash flows are less than the carrying amount of the related assets, an impairment loss is determined by comparing the fair value with the carrying value of the related assets.

Proved Property Impairment   We review individually significant proved oil and gas properties and other long-lived assets for impairment at least annually at year-end, or quarterly when events and circumstances indicate a decline in the recoverability of the carrying values of such properties, such as a negative revision of reserves estimates or sustained decrease in commodity prices. We estimate undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amount of a property exceeds its estimated undiscounted future cash flows, the carrying amount is reduced to estimated fair value. Our valuation of Garcia field resulted in impairment expense of $2,427,968 for the year ended October 31, 2015.

Unproved Property Impairment   Our unproved properties consist of leasehold costs and allocated value to probable and possible reserves from acquisitions. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss at the time of impairment by providing an impairment charge. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable exploration activity on the property being evaluated and/or adjacent properties, our geologists' evaluation of the property, and the remaining months in the lease term for the property.

Exploration Costs   Geological and geophysical costs, delay rentals, amortization of unproved leasehold costs, and costs to drill wells that do not find proved reserves are expensed as oil and gas exploration. We carry the costs of an exploratory well as an asset, if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well and as long as we are making sufficient progress assessing the reserves and the economic and operating viability of the well.  We did not incur any geological and geophysical costs for the three and six months ended April 30, 2016 and 2015.

Asset Retirement Obligations   Asset retirement obligations ("ARO") consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. We recognize the fair value of a liability for an ARO in the period in which it is incurred when we have an existing legal obligation associated with the retirement of our oil and gas properties that can reasonably be estimated with the associated asset retirement cost capitalized as part of the carrying cost of the oil and gas asset.  The asset retirement cost is determined at current costs and is inflated into future dollars using an inflation rate that is based on the consumer price index. The future projected cash flows are then discounted to their present value using a credit-adjusted risk-free rate. After initial recording, the liability is increased for the passage of time, with the increase being reflected as accretion expense and included in our DD&A expense in the statement of operations. Subsequent adjustments in the cost estimate are reflected in the liability and the amounts continue to be amortized over the useful life of the related long-lived asset.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

The following table reconciles the asset retirement obligation for six months ended April 30, 2016 and year ended October 31, 2015:

	2016	2015
Asset retirement obligation as of beginning of period	$321,101	$290,312
Liabilities added	-	-
Liabilities settled	-	-
Revision of estimated obligation	-	-
Accretion expense on discounted obligation	17,572	30,789

Asset retirement obligation as of end of period	$338,673	$321,101

Property and Equipment

Property and equipment are stated at cost, expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of the assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation and amortization are removed from the related accounts and any gain or loss is reflected in operations. All property and equipment are depreciated or amortized (to the extent of estimated salvage values) on the straight-line method and the estimated useful lives of the assets are as follows:

Heavy Equipment	3-15 years
Furniture and fixture	3-5 years
Vehicles	3-7 years

The components of a well servicing rig generally require replacement or refurbishment during the well servicing rig's life and are depreciated over their estimated useful lives, which ranges from 3 to 15 years. The costs of the original components of a purchased or acquired well servicing rig are not maintained separately from the base rig.

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes.  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized. Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.We follow ASC 740-10-05 Accounting for Uncertainty in Income Taxes which prescribes a threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Contingent Liabilities

The Company records contingent liabilities when the amounts were incurred and determined to be probable.  Otherwise the Company will disclose the matter(s) and provide a range or best estimate of the contingency in the notes to the financial statements.

Loss Per Share

The Company computes net loss per share in accordance with ASC Topic 260, "Earnings per Share," Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. During periods when losses occur, common stock equivalents, if any, are not considered in the computation as their effect would be anti-dilutive.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

Concentration of Credit Risk

Financial instruments that potentially subject the Companies to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Companies places its cash equivalents with a high credit quality financial institution. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000.

Major Customers

As of April 30, 2016, two customers each comprised more than 10% of the Company's accounts receivable balance; at approximately 19% and 13%, respectively. Revenues from these two customers represented 33% and 12% of total revenues, respectively, for the period ended April 30, 2016. No other customer exceeded 10% of total revenues for the period ended April 30, 2016.

Recent Accounting Pronouncements

In August 2015, the FASB issued Update No. 2015-14 - Revenue from Contracts with Customers to defer the effective date of the new revenue recognition standard by one year. The new revenue recognition standard is now effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted but only for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is reviewing its contracts and is assessing the impact of Update 2015-14, but does not currently believe this guidance will have a material effect on the Company's financial statements or disclosures.

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)", which requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

The Company does not believe that any other recently issued or proposed accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise's reportable segments. The Company has two reportable segments: Exploration and Production (E&P) and the Services division. The segments are determined based on several factors, including the nature of product and service. Refer to Note 1 for a description of the various services performed by the Company. Prior to the three months ended April 30, 2016 the Company only had one reporting segment.

An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as oil and gas sales and service revenue less cost of sales and services, and segment selling, general and administrative expenses.

Selected Financial Data;	Three months ended
April 30, 2016

Sales
Oil and Gas	$81,498
Oilfield Services	3,830,890
Total Sales	$3,912,388

Segment income (loss) and reconciliation before tax
Oil and Gas	$(119,726)
Oilfield Services	(288,871)
Total segment income (loss)	$(408,597)

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

Reconciling items
General and administrative	$1,008,224
Legal expense	750,000
Interest	45,081
Net loss	$(2,211,902)

Total assets
Oil and Gas	$7,147,507
Oilfield Services	15,718,832
$22,866,339

NOTE 4– PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2016	October 31, 2015

Heavy equipment	$7,555,053	$-
Pickup trucks	782,483	-
Property and equipment	2,188,182	2,168,392
	10,525,718	2,168,392

Less accumulated depreciation and amortization	(833,829)	(322,281)
Property and equipment, net	$9,691,889	$1,846,111

NOTE 5 – PARTICIPATION AGREEMENT

In connection with the convertible promissory note described in Note 7, the Company entered into a participation agreement with a nonaffiliated company whereby the nonaffiliated company would advance up to $350,000 to conduct additional development of the underlying leases at the Garcia Field and drill and complete three additional wells on the acreage. During 2012, $250,000 was advanced to the Company. In consideration for extending this credit arrangement, the lender was assigned a 1% overriding royalty interest in the 4,600 acre field, a 20% modified net profits interest in the existing four producing wells in the Garcia Field and a 20% modified net profits interest in three additional wells to be drilled on the acreage. The Company valued the net profits interest and the overriding royalty interest at $136,599 using 10% present value over the estimated life of the wells. The amount was recorded as a debt discount and was amortized using the effective interest rate method over the life of the promissory note (3 years). Additionally, the lender has the right, at any point during the period of the note, to convert the remaining principal balance on the note to a working interest (see Note 6).

The modified net profits interest is based on the gross proceeds from the sale of oil, gas and other minerals in the four producing wells in the Garcia Field and three additional wells to be drilled. The 20% is applied to 100% of the Company's net revenue interest in the wells which cannot be less than 80% and is reduced by any of the following expenditures:

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

NOTE 6 – NOTES PAYABLE – RELATED PARTY

In December 2010, the Company entered into a purchase and sale agreement to acquire certain oil and gas assets located in Adams, Broomfield, Huerfano, Las Animas, Morgan and Weld counties, Colorado. The Company issued 2,500,000 shares of its $0.0001 par value common stock and a promissory note for $360,000 bearing interest at 10% with an original maturity date of March 1, 2011. The shares were valued at $1 per share based on sales of the Company's common stock to third-parties. The promissory note is collateralized by the property and equipment transferred and was subsequently subrogated to a convertible promissory note on January 12, 2012 and matures on December 11, 2016.  The balance on the note is $107,070 at April 30, 2016 with interest accrued in the amount of $17,984.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

In February 2016 the Company entered into a purchase and sales agreement to acquired DESI. As part of the purchase price, the Company issued an unsecured note for $2,000,000 bearing interest at 2% with a maturity date of February 2018.

NOTE 7 – LONG TERM DEBT AND NOTES PAYABLES

Convertible Promissory Note—On January 12, 2012 the Company entered into a convertible promissory note bearing interest at 10%, due January 11, 2014 which was extended to July 17, 2016.  The note is collateralized by a first priority deed of trust on approximately 4,600 acres of oil and gas leasehold interests in the Garcia Field, together with the existing wells and equipment in the field. The balance at April 30, 2016 was $248,895. The lender has the right to convert the principal to a 10% working interest in the collateral as well as a 10% interest in all wells owned by the Company in the Garcia Field in which the lender does not have the 20% modified net profits interest described in Note 5. In the event the principal is less than $350,000, the conversion percentage shall be reduced proportionately. The Company has the right to prepay the note without penalties or fees after giving the lender ten days' notice of its intent. If lender does elect to convert within 10 days after receiving said notice, the conversion rights terminate.  The Company recorded a discount to the debt of $136,599 and recognized accretion of the discount.   The Company reviewed the note for beneficial conversion features and embedded derivatives and determined that neither applied.

On October 14, 2014 the Company acquired approximately 98% of the outstanding shares of BIYA Operators, Inc. ("BIYA") an independent oil and gas company. The Company issued a promissory note in the principal amount of approximately $1,860,000 (subject to adjustment for unknown liabilities).  The note will be effective when certain leases covering Indian tribal lands have been issued.  The note will bear interest at 5% a year and will be payable in October 2016.

In May 2012 BIYA entered into a settlement agreement with a previous partner for $1.2 million. The amount is non-interest bearing and has a minimum monthly payment of $10,000, plus one third of BIYA's net profits, as defined in the agreement. On April 1, 2015, the agreement was amended, where the balance due will bear interest at 6% a year and has a fixed monthly payment of $5,500 until paid in full. The balance due was $489,154 at April 30, 2016.

Secured Notes —In 2015, the Company issued secured notes in the principal amounts of $1,250,000, bearing interest at 12% payable quarterly beginning June 1, 2015 with a two year maturity date.  In January 2016, the Company issued secured notes in the principal amounts of $200,000, bearing interest at 12% payable quarterly beginning January, 2016 with a two year maturity date. The notes are collateralized by a first priority deed of trust on certain producing wells and their spacing units located in the Horseshoe Gallup Field. The notes and any interest outstanding may be converted, one time only, for new securities offered by the Company. The notes guarantee one year of interest which would be due even upon prepayment of the notes during the first year. The lenders received two year warrants which entitles the holders to purchase up to 360,000 shares of the Company's common stock at a price of $0.80 and $1.50 per common share, valued at approximately $126,000 at October 31, 2015, using the Black Scholes method. The value of the warrants has been recorded as discount on the note and a credit to additional paid in capital. The company recorded accretion of the discount in the amount of $18,000 for three months ended April 30, 2016. The secured notes had accrued interest payable of approximately $72,847 at April 30, 2016.

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

The Company entered into various installment loans in 2014 and 2015 bearing interest ranging from 0% to 4.5%. The loans are payable in monthly installments ranging from $715 and $4,000 over 36 to 60 months.  The loans are collateralized by a heavy equipment's, trucks and vehicle. On August 15, 2015, the Company entered into installment loans bearing interest of 4.5%. The loans are payable in monthly installments of $38,000 over 48 months and are collateralized by heavy equipment's and trucks.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

The following summarizes the notes payable at:

	April 30, 2016	October 31, 2015

Convertible promissory note	$248,895	$248,895
BIYA note	1,860,000	1,860,000
BIYA settlement	489,154	489,154
Convertible promissory notes	1,250,000	1,250,000
Discount on convertible promissory notes	(90,000)	(126,000)
DESI note	2,000,000	-
Installment loan	2,534,258	95,691
	8,292,307	3,817,740
Current portion	1,095,471	319,632
	$7,196,836	$3,498,108
NOTE 8 – CAPITAL LEASE OBLIGATIONS

The Companies leases various assets under capital leases expiring through 2019 as follows:

April 30
2016

Heavy equipment	$478,637
Less accumulated depreciation	125,180
Net	$353,457

Amortization expense on assets under capital leases was $28,501 for the three months ended April 30, 2016.

Aggregate future minimum rentals under capital leases are as follows:

April 30,
2016	$89,004
2017	84,226
2018	82,980
2019	19,705
Total	275,915
Less interest	7,241
Present value of minimum lease payments	268,674
Less current portion of capital lease obligations	89,004

Capital lease obligations, net of current portion	$179,670

NOTE 9 – INCOME TAXES

No provision was made for federal income tax for the three and six months ended April 30, 2016 and 2015, since the Company had net operating losses.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

NOTE 10 – STOCKHOLDERS' EQUITY

The Company is authorized to issue 450,000,000 common shares of par value at $0.001 and 50,000,000 preferred shares of par value at $0.001. As of April 30, 2016, 44,883,462 shares of common stock were issued and outstanding. In March 2016 the Company converted 301,000 outstanding preferred shares for common shares at a conversion rate of two common shares for each preferred share. During the six months ended April 30, 2016, the Company sold 120,000 shares of its common stock to a group of private investors for a cash of $60,000.

NOTE 11 – RELATED PARTY TRANSACTIONS

Natural Resource Group, Inc. has a lease for office space in Littleton, Colorado, with Spotswood Properties, LLC, a Colorado limited liability company ("Spotswood"), and an affiliate of the president, effective January 1, 2009, for a three-year term. Commencing July 1, 2010 the Company entered into a new lease for office space for a 3 year period ending July 1, 2013. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood. The Company is of the opinion that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $2,667 and $13,333 for the three and six months ended April 30, 2016, respectively and $8,000 and $16,000 in three and six months ended April 30, 2015, respectively.  The Company is currently leasing the office space on a month to month basis under the same terms and conditions as the lease that expired July 31, 2013. The Company had accrued rent payable of $5,334 to Sportswood at April, 30 2016.

The Company paid a director and shareholder $37,799 and $69,049 during the three and six months ended April 30, 2016, respectively and $52,000 and $104,000 in the three and six months ended April 30, 2015, respectively for financial public relations consulting.

The Company paid the President's brother $18,163 and $35,558 during the three and six months ended April 30, 2016, respectively and $18,930 and $35,200 in the three and six months ended April 30, 2015, respectively for landman consulting services.

The Company paid $5,503 and $14,293 during three and six months ended April 30, 2016, respectively and $14,293 and $22,017 during three and six months ended April 30, 2015, respectively to companies owned by the President of BIYA Operators Inc., the Company's wholly owned subsidiary and by his sons for field services.

Capital Lease

In January 1, 2015 the Company entered into capital lease agreement with one of its employee and shareholder with monthly lease payments of approximately $7,500 and maturity dates expiring through June 2019.

Loan Guaranty

In 2015, the DESI, one of the Company's subsidiaries financed some of the heavy equipment and trucks as described in Note 4. Under the terms of the agreement the loan was guaranteed by then owners and current employees and shareholders of the Company.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal—The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

In March 2016 Gilbert Bernal and two companies he controls (collectively, the "Plaintiffs") filed a lawsuit against us in the District Court of Weld County, Colorado.  In their lawsuit, Plaintiffs claim that:

1.	Bernal had an ownership interest in Ultra Energy Solutions and Vinco Logistics, two of the three entities that combined to form Diversified Energy Services.
2.	Bernal never consented to the transfer of his interest in Ultra Energy Solutions and Vinco Logistics to Diversified Energy Services.
3.	Diversified Energy Services has possession of equipment owned by the Plaintiffs and has ignored Plaintiffs demand to return the equipment to the Plaintiffs.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

Diversified Energy Services has refused to repay approximately $1.3 million loaned to Ultra Energy Solutions and Vinco Logistics by the Plaintiffs.

In addition to the foregoing, Plaintiffs also allege breach of contract, unjust enrichment, and civil conspiracy.

Also named as Defendants in the lawsuit were Ultra Energy Solutions, Vinco Logistics, Diversified Energy Solutions, and Eric Whitehead.  Mr. Whitehead is a former owner of Ultra Energy Solutions and is one of our directors.

In their complaint Plaintiffs request damages to be determined at trial, the return of their equipment, and the repayment of their loans.

We have filed an answer denying Plaintiffs' claims.

Subsequent to the filing of the lawsuit, we have been in settlement discussions with the Plaintiffs. Based upon our estimate of potential liability, we believe we may be able to settle this matter by issuing the plaintiffs shares of our common stock and have a potential liability of between $500,000 and $1,000,000 payable over a 3 to 5 years period. We have accrued a liability and booked expense of $750,000 related to the estimated cash portion of the potential liability.

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

Concentration – The Company sells production to a small number of customers, as is customary in the industry. Yet, based on the current demand for oil and natural gas, the availability of other buyers, and the Company having the option to sell to other buyers if conditions so warrant, the Company believes that its oil and gas production can be sold in the market in the event that it is not sold to the Company's existing customers. However, in some circumstances, a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for the protection of the environment. The Company cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Company continues to monitor the status of these laws and regulations. Management believes that the likelihood of any of these items resulting in a material adverse impact to the Company's financial position, liquidity, capital resources or future results of operations is remote.

Currently, the Company has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its financial position, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred in the near term to bring the Company into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

NOTE 13– ACQUISITION

On February 1, 2016 we acquired 100% of the outstanding shares of Diversified Energy Services, Inc. ("DESI"), a holding company comprised of three oilfield services companies, for 20,032,710 restricted shares of our common stock having a value of approximately $10,016,356, a promissory note in the principal amount of approximately $2,000,000 and the assumption of DESI's liabilities in the approximate amount of $4,162,900 (subject to adjustment for unknown liabilities). As a result, we recorded goodwill of $3,984,695. The note bears interest at 2% a year and is payable in February 2018.

DESI provides a wide range of services, including Crane and Rigging, Trucking Various Materials, Custom Fabrication, Well Site Construction; including Land cleaning/leveling/grading, Excavation and backfill, Access roads, Pad construction, Tank battery installation teardown, and replacement etc, Well Site Supervision, Pipeline Construction, Pressure Testing, Fencing, Environmental Remediation and Equipment Rental. DESI's operations are concentrated in northern Colorado and Wyoming.

The consolidated pro forma results of operations as if the acquisition had occurred at the beginning of the last fiscal year and the beginning of this fiscal year are as follows:

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

The consolidated unaudited pro forma operating revenue and net loss for the twelve months ended October 31, 2015 is $22,6 million and ($2.5) million, respectively, resulting in loss per share of $0.06. The consolidated unaudited pro forma operating revenue and net loss for the six months ended April 30, 2016 is $8.7 million and ($3.6) million, respectively, resulting in loss per share of $0.08.

The Company has included the results of DESI's operations in its consolidated financial statements beginning on February 1, 2016. Fair values of the assets acquired and liabilities assumed in the acquisition of DESI are summarized below:

Current assets, including cash and cash equivalents of $503,389	$3,906,845
Property, plant and equipment	8,270,765
Bonds and other assets	16,000

Total assets acquired	12,193,610
Current liabilities	(1,487,535)
Long-term liabilities	(2,674,414)

Net assets acquired	8,031,661
Goodwill	3,984,695
Net consideration	$12,016,356

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

NOTE 14 – STOCK COMPENSATION

During the three months ended April 30, 2016 the Company recorded stock based compensation of $365,130 for shares granted and issued, no such compensation was recorded in the three and six months ended April 30, 2015. The expense was recorded based on the fair market value of the common stock ($0.40 per share) on the issuance date.

NOTE 15 – SUBSEQUENT EVENTS

On June 17, 2016, we entered into a trade accounts receivable factoring arrangement (the "AR Facility") with Amegy Bank Business Credit. Pursuant to the terms of the AR Facility, certain of our subsidiaries may sell their accounts receivable to Amegy. The AR Facility carries an effective interest rate of between 8% and 11% based on number of days it takes to collect on the receivables purchased by Amegy. In addition, the AR Facility carries a late fee of 2.00% on receivables not paid within 90 days from their purchase by Amegy. If required by Amegy, we must repurchase any receivables which have not been paid within 90 days of their purchase by Amegy or substitute new receivables in exchange for the 90 day old receivable. The maximum amount which Amegy is required to fund under the AR Facility is $2,000,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements included as part of this report.

Unless the context otherwise requires, references to the "Company", "Diversified", "we", "us" or "our" mean Diversified Resources, Inc. and its consolidated subsidiaries.

Cautionary Statements Regarding Forward-Looking Statements.  Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward-looking statements include statements regarding our plans, beliefs or current expectations and may be signified by the words "could", "should", "expect", "project", "estimate", "believe", "anticipate", "intend", "budget", "plan", "forecast", "predict" and other similar expressions.  Forward-looking statements appear throughout this Form 10-Q with respect to, among other things:  profitability; planned capital expenditures; estimates of oil and gas production; future project dates; estimates of future oil and gas prices; estimates of oil and gas reserves; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations.  Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement.

While we have made assumptions that we believe are reasonable, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change.  All forward-looking statements in the Form 10-Q are qualified in their entirety by the cautionary statements contained in this section.  We do not undertake to update, revise or correct any of the forward-looking information.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for our fiscal year ended October 31, 2015.

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

Subsequent to December 2010, leases covering 160 acres in the Garcia Field were sold and leases covering 960 acres in the Garcia Field expired.  In 2013, we acquired a 640 acre lease (100% working interest, 80% net revenue interest) in the D-J Basin. The Denver/Julesburg ("D-J") Basin is located in Northeastern Colorado.

During the twelve months ending April 30, 2017, we plan to drill one new well at a cost of approximately $600,000.

Horseshoe - Gallup Field

On October 14, 2014 we acquired approximately 98% of the outstanding shares of BIYA Operating, Inc. ("BIYA") for cash of $174,000, 900,000 restricted shares of our common stocks having a value of approximately $900,000, a promissory note in the principal amount of approximately $1,860,000 (subject to adjustment for unknown liabilities) and the assumption of liabilities of BIYA in the approximate amount of $2,000,000.  The note will be effective when certain leases covering Indian tribal lands have been issued.  The note will bear interest at 5% a year and will be payable in October 2016.

Included as part of the acquisition were:

●	48 producing oil and gas wells, all of which we operate,

●	leases covering approximately 10,000 gross and net acres, and

●	miscellaneous equipment.

BIYA has oil and gas leases covering approximately 10,100 acres and 48 producing wells. The majority of the leased acreage and producing wells are on Mountain Ute tribal land and are leased under an operating agreement with the tribe. Under the agreement, BIYA is to drill 2 wells by June 2017, and 2 additional wells by April 2018 and April 2019, respectively. After April 2019, BIYA is required to drill 1 well per year. Per the agreement, if BIYA drills and completes a well, and establishes production from that well, it will own a lease of that well plus the applicable well spacing unit acreage surrounding that well, ranging from 40 acres to 320 acres based on the formation drilled, from the date of filing an application for permit to drill and for as long as hydrocarbons are produced in paying quantities. These leases carry royalties between 12.5% and 20%.

During the twelve months ending April 30, 2017, we plan to:

●	rework 50 producing and shut-in wells at a total cost of approximately $400,000

●	drill 1 new well at a cost of approximately $150,000 per well

On January 29, 2015, we entered into a participation agreement with Palo Petroleum, Inc. ("Palo"), where Palo acquired the right to participate in all of our future operations in the Horseshoe Gallup Field, not related to the existing wells or existing production, but including the drilling of any future wells. Palo also has the right to participate in such future operations as a 40.00% of 8/8 Working Interest owner on a heads-up or non-promoted basis.

In addition, we entered into an Area of Mutual Interest Agreement ("AMI") with Palo relating to all lands in San Juan County, New Mexico outside the Horseshoe Gallup Field. Under this agreement, we or Palo will be entitled to participate in up to 50% in any leasehold or fee mineral interest within the AMI which is acquired by either Palo or us.

Acquisition of Diversified Energy Services, Inc

On February 1, 2016 we acquired 100% of the outstanding shares of Diversified Energy Services, Inc. ("DESI"), a holding company of three oilfield services companies, for 20,032,710 restricted shares of Diversified's common stock having a value of approximately $10,016,356 and a promissory note in the principal amount of approximately $2,000,000 and the assumption of DESI's liabilities in the approximate amount of $4,162,900 (subject to adjustment for unknown liabilities). As a result, we recorded a goodwill of $3,984,695. The note bears interest at 2% a year and is payable in February 2018.

DESI offers a full range of services to the Rocky Mountain energy and construction industries and is dedicated to becoming the "one call, last call" solution to a full range of oil field service needs. DESI offers Crane Service, Well Site Construction, Materials Handling and Disposal, Trucking Services, Equipment Operation, and Rigging to the energy industry in the Denver Julesburg Basin, the Rockies and San Juan basin in New Mexico. DESI employs upwards of 140 highly qualified, safety focused professionals and operators.

DESI operates as our wholly owned subsidiary of Diversified Resources and is not expected to experience any change in management, operations, policies or business practices.

Production, Drilling Activity and Oil and Gas Leases

The following table shows our net production of oil, gas and natural gas liquids for the periods indicated:

	Three Months Ended April 30,
	2016	2015
Production:
Oil (Bbls)	2,264	7,989
Gas (Mcf)	-	1,135

The following table shows, as of April 30 2016, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

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

How We Evaluate Our Operations

Our management uses a variety of financial metrics to analyze our performance. The key financial metric we evaluate is Adjusted EBITDA.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus depreciation, depletion, amortization and accretion, share-based compensation; and excluding the effect of certain other non-cash or non-recurring items that we do not consider to be indicative of our ongoing operating performance such as, but not limited to and accrued liability related to the lawsuit. Adjusted EBITDA is a non-U.S. GAAP financial measure. This measurement is not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP measures of performance. The U.S. GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of financial performance and borrowers' ability to service debt. In addition, Adjusted EBITDA is used by our management for internal planning purposes including certain aspects of our consolidated operating budget and capital expenditures.

However, Adjusted EBITDA has limitations as an analytical tool because it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments, does not reflect changes in, or cash requirements for, working capital, does not reflect the cash requirements necessary to service principal payments on our outstanding debt, does not reflect payments made or future requirements for income taxes, and excludes the effect of certain other cash flow items, all of which could have a material effect on our financial condition and results of operations. Adjusted EBITDA is a non-U.S. GAAP measure and should not be considered an alternative to net income (loss) or any other performance or liquidity measure determined in accordance with U.S. GAAP, nor is it indicative of funds available to fund our cash needs. In addition, our calculations of Adjusted EBITDA are not necessarily comparable to EBITDA as calculated by other companies. Investors should not rely on these measures as a substitute for any U.S. GAAP measure, including net income (loss).

The following table presents a reconciliation of net loss to Adjusted EBITDA and cash available for distribution for the three months ended April 30, 2016:

Three months ended
April 30, 2016

Net loss	$(2,211,902)
Add (Less):
Depreciation, depletion, amortization and accretion	541,793
Share-based compensation	365,130
Accrued potential liability for lawsuit	750,000
Adjusted EBITDA	$(554,979)
Adjusted EBITDA per common share
Basic and diluted	$(0.01)

Weighted average shares outstanding
Basic and diluted	39,733,808

Results of Operations

Material changes of certain items in our statements of operations included in our financial statements for the periods presented are discussed below.

For the three months ended April 30, 2016 compared to the three months ended April 30, 2015

For the three months ended April 30, 2016 we reported a loss of $2,211,902 or $(0.06) per share compared to a net loss of $594,374 or $(0.03) per share for the three months ended April 30, 2015. The increase in the net loss of $1,617,528 principally resulted from $750,000 accrued and expensed for potential liability related to the lawsuit, an increase of $610,216 in general and administrative expenses due to having more employees and contractors for the full three-month period due to acquisition of DESI and issuance of stock based on compensation and increase in depreciation expense of $468,578 for the full three-month period due to acquisition of DESI.

Services revenue was $3,830,890 for the three months ending April 30, 2016, the revenue primarily relates to DESI. The company acquired DESI in February 2016 thus no such revenue was earned in 2015.

Oil and gas sales were $81,498 and $117,539 for the three months ending April 30, 2016 and 2015 respectively; a decrease of $36,041 (31%).  The decrease is principally attributable to the decrease in production due to the workover and setting up the field with a pod system.

Cost of services was $3,281,895 for the three months ending April 30, 2016, the cost primarily relates to DESI. The company acquired DESI in February 2016 thus no such cost was incurred in 2015.

Expense accrued for potential liability related to the lawsuit was $750,000 for the three months ended April 30, 2016, no such expense was recorded for 2015.

Exploration costs were $0 and $16,513 for the three months ending April 30, 2016 and 2015 respectively; a decrease of $16,513 (100%).  We did not incur any exploration activities during three months ended April 30, 2016.

Lease operating expenses were $144,839 and $159,011 for the three months ending April 30, 2016 and 2015 respectively; a decrease of $14,172 (9%).  The decrease is principally attributable to decrease in pumpers due to less number of wells operating.

General and administrative expenses were $1,008,224 and $390,338 for the three months ending April 30, 2016 and 2015 respectively; an increase of $617,886 (158%) mainly relates to Stock based compensation expense of $365,130 and $245,086 related to increased administrative expense due to acquisition of DESI.

Insurance expense was $339,134 and $7,670 for the three months ending April 30, 2016 and 2015 respectively; an increase of $331,464 (4,322%). The increase arises from acquisition of DESI in February 2016.

 Depreciation expense was $510,346 and $41,768 for the three months ending April 30, 2016 and 2015 respectively; an increase of $468,578 (1,122%). The increase arises from additional assets related to DESI acquisition in February 2016.

Production tax and royalty expense was $13,324 and $34,906 for the three months ending April 30, 2016 and 2015 respectively; a decrease of $21,582 (62%). The decrease is consistent with the decrease in revenue.

Interest expense was $45,081 and $30,352 for the three months ending April 30, 2016 and 2015 respectively; an increase of $14,729 (49%). The increase is due to increase in debt and interest paid on royalties payable.

For the six months ended April 30, 2016 compared to the six months ended April 30, 2015

For the six months ended April 30, 2016 we reported a loss of $2,698,732 or $(0.08) per share compared to a net loss of $1,282,954 or $(0.06) per share for the six months ended April 30, 2015. The increase in the net loss of $1,415,778 principally resulted from $750,000 accrued and expensed for potential liability related to the lawsuit, increase of $335,616 in general and administrative expenses due to having more employees and contractors, issuance of stock based on compensation and increase in depreciation expense of $501,312 for the full three-month period due to acquisition of DESI.

Services revenue was $3,830,890 for the six months ending April 30, 2016, the revenue primarily relates to DESI. The company acquired DESI in February 2016 thus no such revenue was earned in 2015.

Oil and gas sales were $116,046 and $357,813 for the six months ending April 30, 2016 and 2015 respectively; a decrease of $241,767 (68%).  The decrease is principally attributable to the decrease in production due to the workover and setting up the field with a pod system.

Cost of services was $3,281,895 for the six months ending April 30, 2016, the cost primarily relates to DESI. The company acquired DESI in February 2016 thus no such cost was incurred in 2015.

Expense accrued for potential liability related to the lawsuit was $750,000 for the six months ended April 30, 2016, no such expense was recorded for 2015.

Exploration costs were $0 and $16,513 for the six months ending April 30, 2016 and 2015 respectively; a decrease of $16,513 (100%).   We did not incur any exploration activities during six months ended April 30, 2016.

Lease operating expenses were $226,527 and $330,800 for the six months ending April 30, 2016 and 2015 respectively; a decrease of $104,273 (32%).  The decrease is principally attributable to decrease in pumpers due to less number of wells operating.

 General and administrative expenses were $1,285,285 and $925,922 for the six months ending April 30, 2016 and 2015 respectively; an increase of $359,363 (39%).  The increase mainly relates to stock based compensation expense of $365,130.

Insurance expense was $339,134 and $23,747 for the six months ending April 30, 2016 and 2015 respectively; an increase of $315,387 (4,322%). The increase arises from acquisition of DESI in February 2016.

Depreciation expense was $584,848 and $83,536 for the six months ending April 30, 2016 and 2015 respectively; an increase of $501,312 (600%). The increase arises from additional assets related to DESI acquisition in February 2016.

Depletion expense was $30,489 and $61,126 for the six months ending April 30, 2015 and 2014 respectively; a decrease of $30,637 (50%). The decrease is consistent with the decrease in production.

Production tax and royalty expense was $21,566 and $144,924 for the six months ending April 30, 2015 and 2014 respectively; an increase of $123,358 (85%). The decrease is consistent with the decrease in production.

Interest expense was $103,864 and $39,237 for the six months ending April 30, 2016 and 2015 respectively; an increase of $64,627 (165%). The increase is due to increase in debt and interest paid on royalties payable.

Liquidity and Capital Resources

Our sources and (uses) of funds for the six months ended April 30, 2016 and 2015 are shown below:

	2016	2015

Cash provided by (used in) operations	$563,287	$(1,208,912)
Payments on purchase of property and equipment	(121,753)	-
Sale of common stock	60,000	663,720
Proceeds from notes payable	-	600,000
Payment on notes payable	-	(54,214)

Our material future contractual obligations as of April 30, 2016 are summarized as follows:

2016	$1,220,595
2017	4,533,195
2018	2,936,914
2019	285,372
Total	$8,976,076

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

Trends

The factors that will most significantly affect future operating results will be:

●	the sale prices of crude oil and gas;
●	the amount of production from oil and gas wells in which we have an interest;
●	the construction and related activities;

●	insurance and field payroll cost;
●	lease operating expenses;
●	the availability of drilling rigs, drill pipe and other supplies and equipment required to drill and complete wells; and
●	corporate overhead costs.

Revenues will also be significantly affected by our ability to maintain and increase oil, gas and natural gas liquids production and continuing our growth in the construction industry along with maintaining our services related to the oilfield customers.

Other than the foregoing, we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

On June 17, 2016, we entered into a trade accounts receivable factoring arrangement (the "AR Facility") with Amegy Bank Business Credit. Pursuant to the terms of the AR Facility, certain of our subsidiaries may sell their accounts receivable to Amegy. The AR Facility carries an effective interest rate of between 8% and 11% based on number of days it takes to collect on the receivables purchased by Amegy. In addition, the AR Facility carries a late fee of 2.00% on receivables not paid within 90 days from their purchase by Amegy If required by Amegy, we must repurchase any receivables which have not been paid within 90 days of their purchase by Amegy or substitute new receivables in exchange for the 90 day old receivable. The maximum amount which Amegy is required to fund under the AR Facility is $2,000,000.

It is expected that our principal source of cash flow will be from the services provided to oilfield and constructions companies, and the sale of crude oil and natural gas which are depleting assets. Cash flow from the sale of oil/gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance operations to a greater extent with internally generated funds, may allow us to obtain equity financing more easily or on better terms. However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

During the fourth quarter of 2014, oil prices declined rapidly to a level near $50 per barrel (WTI Cushing) and remained at that level during all of 2015.  During the first quarter of 2016, oil prices declined further to a level below $30 per barrel and remained below $40 per barrel throughout the first quarter. As a result, we have seen a significant impact on our customers' activity and the rates we are able to charge our customers.  The first-quarter 2016 declines in oil prices have resulted in further reductions of customer capital expenditures, including maintenance and workover activities. Continued or further declines in oil prices could have a further negative impact on demand for our services if our customers further reduce their exploration, maintenance and workover plans and programs. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects.

Revenue from both our commercial and civil construction segments has increased during the first and second quarter of 2016 compared to 2015. Considering the substantial demand in construction and its related services in Colorado, in particular the front range, we believe that trend will continue through 2016 and result in strong segmented revenue growth. In addition, we anticipate growth in residential excavation work through the remainder of 2016 and into 2017.

We plan to generate profits by providing multitude of services to the oilfield and construction companies and acquiring, drilling and/or completing productive wells. We plan to perform workover on our existing wells to increase our production. We plan to obtain the funds required to drill, and if warranted, complete new wells with any net cash generated by operations, through the sale of securities, from loans from third parties or from third parties willing to pay our share of the cost of drilling and completing the wells as partners/participants in the resulting wells.  We do not have any commitments or arrangements from any person to provide us with any additional capital.  We may not be successful in raising the capital needed to drill wells.  Any wells which may be drilled may not produce oil or gas in commercial quantities.

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, has an accumulated deficit of $9,741,564 and has negative working capital of $586,725 at April 30, 2016.  As of April 30, 2016, the Company has limited financial resources.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable mineral properties, generate revenue from planned business operations, and control costs. Management plans to fund its future operations by joint venturing and obtaining additional financing, and commercial production. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of April 30, 2016, our disclosure controls and procedures were not effective due to the following:

1.	We do not have an audit committee;

2.	We did not have the proper segregation of duties with respect to our finance and accounting functions due to limited personnel. During the three months ended April 30, 2016 we had a CFO/CAO that performed nearly all aspects of our financial reporting process, including but not limited to, preparation of underlying account records and systems, posting and recording journal entries and the preparation of our financial statements. Accordingly, this created certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

3.	Our corporate governance activities and processes are not always formally documented.

As a result of the aforementioned deficiencies, our Principal Executive and Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective and that our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

In March 2016 Gilbert Bernal and two companies he controls (collectively, the "Plaintiffs") filed a lawsuit against us in the District Court of Weld County, Colorado. In their lawsuit, Plaintiffs claim that:

1.	Bernal had an ownership interest in Ultra Energy Solutions and Vinco Logistics, two of the three entities that combined to form Diversified Energy Services.
2.	Bernal never consented to the transfer of his interest in Ultra Energy Solutions and Vinco Logistics to Diversified Energy Services.
3.	Diversified Energy Services has possession of equipment owned by the Plaintiffs and has ignored Plaintiffs demand to return the equipment to the Plaintiffs.

Diversified Energy Services has refused to repay approximately $1.3 million loaned to Ultra Energy Solutions and Vinco Logistics by the Plaintiffs.

In addition to the foregoing, Plaintiffs also allege breach of contract, unjust enrichment, and civil conspiracy.

Also named as Defendants in the lawsuit were Ultra Energy Solutions, Vinco Logistics, Diversified Energy Solutions, and Eric Whitehead. Mr. Whitehead is a former owner of Ultra Energy Solutions and is one of our directors.

In their complaint Plaintiffs request damages to be determined at trial, the return of their equipment, and the repayment of their loans.

We have filed an answer denying Plaintiffs' claims.

Subsequent to the filing of the lawsuit, we have been in settlement discussions with the Plaintiffs. Based upon our estimate of potential liability, we believe we may be able to settle this matter by issuing the plaintiffs shares of our common stock and have a potential liability of between $500,000 and $1,000,000 payable over a 3 to 5 years period. We have accrued a liability and booked expense of $750,000 related to the cash portion of the potential liability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 10 for information concerning the issuance of shares of our common stock.

See our 8-K report dated February 5, 2016 for information concerning the 20,032,710 shares of our common stock issued in connection with our acquisition of Diversified Energy Services, Inc.

We relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with issuance of the shares of common stock described above. The persons who acquired these shares were sophisticated investors and were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. The certificates representing these securities will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission was paid to any person in connection with the issuance of these shares.

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

DIVERSIFIED RESOURCES, INC.

Date: July 6, 2016	By:	/s/ Paul Laird
Paul Laird, Principal Executive Officer

Date: July 6, 2016	By:	/s/ Abdul Khan
Abdul Khan, Principal Financial and Accounting Officer