Form 10-Q/A
period 2016-04-30
Diversified Resources Inc.
filed 2016-07-11
CIK 1509692

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

DIVERSIFED RESOURCES, INC.

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report dated April 30, 2016, only furnishes the XBRL presentation not filed with the previous 10Q filed on July 7, 2016. No other changes, revisions, or updates were made to the original amended filing.

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

NOTE 4 – PROPERTY AND EQUIPMENT

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

NOTE 13 – ACQUISITION

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

DIVERSIFIED RESOURCES, INC.

Date: July 8 , 2016	By:	/s/ Paul Laird
Paul Laird, Principal Executive Officer

Date: July 8 , 2016	By:	/s/ Abdul Khan
Abdul Khan, Principal Financial and Accounting Officer