Form 10-Q
period 2016-07-31
Diversified Resources Inc.
filed 2016-10-12
CIK 1509692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 44,893,062 shares of common stock as of September 12, 2016.

DIVERSIFED RESOURCES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS
Diversified Resources, Inc.
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2016	2015
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$232,998	$21,706
Accounts receivable, trade	1,711,083	67,189
Accounts receivable, other	-	313,989
Accrued revenue	675,491	-
Prepaid Insurance	98,477	-
Total current assets	2,718,049	402,884

LONG-LIVED ASSETS
Property and Equipment, net of accumulated depreciation and
amortization of $1,218,729 and $322,281	9,995,022	1,846,111
Bonds and deposits	169,301	167,867
Land and other equipment	194,540	-
Oil and gas properties - proved developed (successful efforts method)
net of accumulated depletion and impairment of $2,690,921 and $2,623,339	1,215,294	1,282,876
Oil and gas properties - proved undeveloped (successful efforts method)	1,241,724	1,241,724
Oil and gas properties - unproved (successful efforts method)	2,932,730	2,932,730
Goodwill	3,984,695	-

Total assets	$22,451,355	$7,874,192

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,286,279	$387,028
Accounts payable, related party	211,029	147,736
Current portion of notes payable	1,360,922	319,632
Note payable – related party	107,070	107,070
Accrued interest, related party	20,683	15,287
Current portion of capital lease obligation	89,004	-
Estimated income tax liability	741,300	-
Line of credit	347,126	-
Accrued expenses	534,927	405,669
Total current liabilities	4,698,340	1,382,422

LONG TERM LIABILITIES
Long term debt, notes payable	7,636,797	3,498,108
Accrued liability	750,000	-
Capital lease obligation	159,724	-
Asset retirement obligation	347,309	321,101

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 50,000,000 shares authorized:	-	301
301,000 shares issued and outstanding in 2015
Common stock, $0.001 par value, 450,000,000 shares authorized,
44,893,062 and 23,215,926 shares issued and outstanding in 2016 and 2015, respectively	44,884	23,216
Additional paid in capital	19,675,373	9,741,759
Accumulated deficit	(10,861,072)	(7,092,714)
Total stockholders' equity	8,859,185	2,672,562

Total liabilities and stockholders' equity	$22,451,355	$7,874,192

See accompanying notes to the consolidated financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	July 31,	July 31,
	2016	2015

Operating revenues
Oil and gas sales	$61,459	$161,052
Oilfield and construction services	2,064,316	-
Revenue - other	14,016	-
Total operating revenue	2,139,791	161,052

Cost of services
Subcontractor expenses	261,053	-
Field payroll	1,181,584	-
Fuel expenses	155,488	-
Equipment rental	66,120	-
Material	113,340	-
Total cost of services	1,777,585	-

Gross margin	362,206	161,052

Operating expenses
Lease operating expenses	20,702	218,130
General and administrative	897,147	363,790
Insurance expense	57,233	-
Depreciation expense	386,558	41,768
Depletion expense	12,593	25,263
Production tax and royalty expense	19,596	49,643
Accretion expense	8,736	7,870
Total operating expenses	1,402,565	706,464

(Loss) from operations	(1,040,359)	(545,412)

Other income (expense)
Interest expense	(72,623)	(41,555)
Other income (expense), net	(72,623)	(41,555)

Net (loss)	$(1,112,982)	$(586,967)

Net (loss) per common share
Basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted	40,859,329	22,851,919

See accompanying notes to the consolidated financial statements.

Diversified Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	July 31,	July 31,
	2016	2015

Operating revenues
Oil and gas sales	$177,505	$518,865
Oilfield and construction services	5,835,506	-
Revenue - other	73,713	-
Total operating revenue	6,086,724	518,865

Cost of services
Subcontractor expenses	1,072,417	-
Field payroll	3,076,582	-
Fuel expenses	362,954	-
Equipment rental	185,146	-
Material	362,380	-
Total cost of services	5,059,479	-

Gross margin	1,027,245	518,865

Operating expenses
Exploration costs, including dry holes	-	16,513
Lease operating expenses	247,229	557,400
General and administrative	2,182,432	1,325,187
Legal expense	750,000	-
Insurance expense	396,367	23,747
Depreciation expense	940,282	125,304
Depletion expense	35,436	86,389
Production tax and royalty expense	41,162	194,567
Accretion expense	26,208	22,832
Total operating expenses	4,619,116	2,351,939

(Loss) from operations	(3,591,871)	(1,833,074)

Other income (expense)
Interest expense	(176,487)	(80,792)
Other income (expense), net	(176,487)	(80,792)

Net (loss)	$(3,768,358)	$(1,913,866)

Net (loss) per common share
Basic and diluted	$(0.09)	$(0.08)

Weighted average shares outstanding
Basic and diluted	43,685,821	22,940,864

See accompanying notes to the financial statements.

Diversified Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 31,	July 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$309,162	$(1,683,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for oil and gas properties	-	(32,002)
Cash paid for purchase of property and equipment	(121,753)	(21,273)
Net cash used in investing activities	(121,753)	(53,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	60,000	663,720
Proceeds from notes payable	200,000	1,000,000
Payments on notes payable	(284,856)	(56,517)
Payments on capital lease	(19,946)	-
Proceeds from line of credit	68,685	-
Net cash provided by financing activities	23,883	1,607,203

INCREASE IN CASH	211,292	(129,193)

BEGINNING BALANCE	21,706	209,054

ENDING BALANCE	$232,998	$79,861

Cash paid for income taxes	$	$-

Cash paid for interest	$33,023	$29,620

Non cash investing and financing activities:
Acquisition of Diversified Energy Services, Inc.:
Preferred stock converted into common shares	602	-
Common stock issued	$10,016,355	$-
Notes payable issued	$2,000,000	$-

See accompanying notes to the consolidated financial statements.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016

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

On October 14, 2014 the Company acquired approximately 98% of the outstanding shares of BIYA Operators, Inc. ("BIYA") an independent oil and gas company. BIYA has oil and gas leases in the Horseshoe Gallop field in San Juan County, New Mexico covering approximately 10,100 acres and 48 producing wells. The majority of the leased acreage and producing wells are on Mountain Ute tribal land and are leased under an operating agreement with the tribe, which commenced on April 15, 2008.

On February 1, 2016 we acquired 100% of the outstanding shares of Diversified Energy Services, Inc. ("DESI"), a holding company comprised of three oilfield services companies.

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, has an accumulated deficit of $11,323,446 and has negative working capital of $1,980,292 at July 31, 2016.  As of July 31, 2016, the Company has limited financial resources.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable mineral properties, generate revenue from planned business operations, and control exploration costs. Management plans to fund its future operations through joint ventures, cash flow from commercial production and oilfield and construction services. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company holds only cash as of July 31, 2016.

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

Revenue Recognition

We recognize oil and gas revenue from interests in producing wells as the oil and gas is sold. Revenue from the purchase, transportation, and sale of natural gas is recognized upon completion of the sale and when transported volumes are delivered. We recognize revenue related to gas balancing agreements based on the sales method. Our net imbalance position at July 31, 2016 and October 31, 2015 was immaterial.

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

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016

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

Exploration Costs   Geological and geophysical costs, delay rentals, amortization of unproved leasehold costs, and costs to drill wells that do not find proved reserves are expensed as oil and gas exploration. We carry the costs of an exploratory well as an asset, if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well and as long as we are making sufficient progress assessing the reserves and the economic and operating viability of the well.  We did not incur any geological and geophysical costs for the three and nine months ended July 31, 2016 and 2015.

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

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016

The following table reconciles the asset retirement obligation for nine months ended July 31, 2016 and year ended October 31, 2015:

	2016	2015

Asset retirement obligation as of beginning of period	$321,101	$290,312
Liabilities added	-	-
Liabilities settled	-	-
Revision of estimated obligation	-	-
Accretion expense on discounted obligation	26,208	30,789

Asset retirement obligation as of end of period	$347,309	$321,101

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

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes.  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized. Interest and penalties on tax deficiencies recognized in accordance with accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19. We follow ASC 740-10-05 Accounting for Uncertainty in Income Taxes which prescribes a threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016

Major Customers

As of July 31, 2016, three customers each comprised more than 10% of the Company's accounts receivable balance; at approximately 18%, 14% and 11%, respectively. Revenues from these customers represented 16%, 11% and 2% of total revenues, respectively, for the three months ended July 31, 2016. No other customer exceeded 10% of total revenues for the three months ended July 31, 2016.

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

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise's reportable segments. The Company has two reportable segments: Exploration and Production (E&P) and the Services division. The segments are determined based on several factors, including the nature of product and service. Refer to Note 1 for a description of the various services performed by the Company. Prior to the February 1, 2016, the Company only had one reporting segment.

An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as oil and gas sales and service revenue less cost of sales and services, and segment selling, general and administrative expenses.

Three months ended
Selected Financial Data;	July 31, 2016

Sales
Oil and Gas	$61,459
Oilfield Services	2,078,332
Total Sales	$2,139,791

Segment income (loss) and reconciliation before tax
Oil and Gas	$(47,833)
Oilfield Services	(95,379)
Total segment income (loss)	$(143,212)

Reconciling items
General and administrative	$897,147
Interest	72,623
Net loss	$(1,112,982)

Total assets
Oil and Gas	$7,552,002
Oilfield Services	14,899,353
$22,451,355

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	July 31, 2016	October 31, 2015

Heavy equipment	$8,241,413	$-
Pickup trucks	784,157	-
Other property and equipment	2,188,181	2,168,392
	11,213,751	2,168,392
Less accumulated depreciation and amortization	(1,218,729)	(322,281)
Property and equipment, net	$9,995,022	$1,846,111

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

NOTE 6 – NOTES PAYABLE – RELATED PARTY

In December 2010, the Company entered into a purchase and sale agreement to acquire certain oil and gas assets located in Adams, Broomfield, Huerfano, Las Animas, Morgan and Weld counties, Colorado. The Company issued 2,500,000 shares of its $0.0001 par value common stock and a promissory note for $360,000 bearing interest at 10% with an original maturity date of March 1, 2011. The shares were valued at $1 per share based on sales of the Company's common stock to third-parties. The promissory note is collateralized by the property and equipment transferred and was subsequently subrogated to a convertible promissory note on January 12, 2012 and matures on December 11, 2016.  The balance on the note is $107,070 at July 31, 2016 with interest accrued in the amount of $23,324.

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016

In February 2016 the Company entered into a purchase and sales agreement to acquired DESI. As part of the purchase price, the Company issued an unsecured note for $2,000,000, to one of the owners of DESI, bearing interest at 2% with a maturity date of February 2018.

NOTE 7 – LONG TERM DEBT AND NOTES PAYABLES

Convertible Promissory Note—On January 12, 2012 the Company entered into a convertible promissory note bearing interest at 10%, due January 11, 2014 which was extended to July 17, 2016.  The Company is finalizing documentation to extend the note for additional three years with maturity date in 2019. The note is collateralized by a first priority deed of trust on approximately 4,600 acres of oil and gas leasehold interests in the Garcia Field, together with the existing wells and equipment in the field. The balance at July 31, 2016 was $248,895. The lender has the right to convert the principal to a 10% working interest in the collateral as well as a 10% interest in all wells owned by the Company in the Garcia Field in which the lender does not have the 20% modified net profits interest described in Note 5. In the event the principal is less than $350,000, the conversion percentage shall be reduced proportionately. The Company has the right to prepay the note without penalties or fees after giving the lender ten days' notice of its intent. If lender does elect to convert within 10 days after receiving said notice, the conversion rights terminate.  The Company recorded a discount to the debt of $136,599 and recognized accretion of the discount.   The Company reviewed the note for beneficial conversion features and embedded derivatives and determined that neither applied.

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

In May 2012 BIYA entered into a settlement agreement with a previous partner for $1.2 million. The amount is non-interest bearing and has a minimum monthly payment of $10,000, plus one third of BIYA's net profits, as defined in the agreement. On April 1, 2015, the agreement was amended, where the balance due will bear interest at 6% a year and has a fixed monthly payment of $5,500 until paid in full. The balance due was $486,161 at July 31, 2016.

Secured Notes —In 2015, the Company issued secured notes in the principal amounts of $1,250,000, bearing interest at 12% payable quarterly beginning June 1, 2015 with a two year maturity date.  In January 2016, the Company issued secured notes in the principal amounts of $200,000, bearing interest at 12% payable quarterly beginning January, 2016 with a two year maturity date. The notes are collateralized by a first priority deed of trust on certain producing wells and their spacing units located in the Horseshoe Gallup Field. The notes and any interest outstanding may be converted, one time only, for new securities offered by the Company. The notes guarantee one year of interest which would be due even upon prepayment of the notes during the first year. The lenders received two year warrants which entitles the holders to purchase up to 360,000 shares of the Company's common stock at a price of $0.80 and $1.50 per common share, valued at approximately $126,000 at October 31, 2015, using the Black Scholes method. The value of the warrants has been recorded as discount on the note and a credit to additional paid in capital. The company recorded accretion of the discount in the amount of $18,000 for three months ended July 31, 2016. The secured notes had accrued interest payable of approximately $108,883 at July 31, 2016.

AR Facility - On June 17, 2016, we entered into a trade accounts receivable factoring arrangement (the "AR Facility") with Amegy Bank Business Credit. Pursuant to the terms of the AR Facility, certain of our subsidiaries may sell their accounts receivable to Amegy. The AR Facility carries an effective interest rate of between 8% and 11% based on number of days it takes to collect on the receivables purchased by Amegy. In addition, the AR Facility carries a late fee of 2.00% on receivables not paid within 90 days from their purchase by Amegy If required by Amegy, we must repurchase any receivables which have not been paid within 90 days of their purchase by Amegy or substitute new receivables in exchange for the 90 day old receivable. The maximum amount which Amegy is required to fund under the AR Facility is $2,000,000.

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

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016

The Company entered into various installment loans in 2014 and 2015 bearing interest ranging from 0% to 4.5%. The loans are payable in monthly installments ranging from $715 and $4,000 over 36 to 60 months.  The loans are collateralized by heavy equipment, trucks and vehicles. On August 15, 2015, the Company entered into installment loans bearing interest of 4.5%. The loans are payable in monthly installments of $38,000 over 48 months and are collateralized by heavy equipment and trucks.

The following summarizes the notes payable at:
	July 31, 2016	October 31, 2015

Convertible promissory note	$248,895	$248,895
BIYA note	1,860,000	1,860,000
BIYA settlement	486,161	489,154
Convertible promissory notes	1,450,000	1,250,000
Discount on convertible promissory notes	(90,000)	(126,000)
DESI note	2,000,000	-
Installment loan	3,042,663	95,691
	8,997,719	3,817,740
Less current portion	1,360,922	(319,632)
	$7,632,209	$3,498,108

NOTE 8 – CAPITAL LEASE OBLIGATIONS

The Companies leases various assets under capital leases expiring through 2019 as follows:
July 31
2016

Heavy equipment	$478,637
Less accumulated depreciation	153,681

Net	$324,956

Amortization expense on assets under capital leases was $28,501 for the three months ended July 31, 2016.

Aggregate future minimum rentals under capital leases are as follows:
July 31,
2016	$69,058
2017	84,226
2018	82,980
2019	19,705
Total	255,969
Less interest	7,241
Present value of minimum lease payments	248,728
Less current portion of capital lease obligations	89,004

Capital lease obligations, net of current portion	$159,724

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016

NOTE 9 – INCOME TAXES

No provision was made for federal income tax for the three and nine months ended July 31, 2016 and 2015, since the Company had net operating losses.

NOTE 10 – STOCKHOLDERS' EQUITY

The Company is authorized to issue 450,000,000 common shares of par value at $0.001 and 50,000,000 preferred shares of par value at $0.001. As of July 31, 2016, 44,893,062 shares of common stock were issued and outstanding. In March 2016 the Company converted 301,000 outstanding preferred shares for common shares at a conversion rate of two common shares for each preferred share. During the nine months ended July 31, 2016, the Company sold 120,000 shares of its common stock to a group of private investors for cash of $60,000.

NOTE 11 – RELATED PARTY TRANSACTIONS

Natural Resource Group, Inc. has a lease for office space in Littleton, Colorado, with Spotswood Properties, LLC, a Colorado limited liability company ("Spotswood"), and an affiliate of the president, effective January 1, 2009, for a three-year term. Commencing July 1, 2010 the Company entered into a new lease for office space for a 3 year period ending July 1, 2013. The lease provides for the payment of $2,667 per month plus utilities and other incidentals. The president of the Company owns 50% of Spotswood. The Company is of the opinion that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Spotswood was paid $2,667 and $16,000 for the three and nine months ended July 31, 2016, respectively and $10,667 and $18,667 in three and nine months ended July 31, 2015, respectively.  The Company is currently leasing the office space on a month to month basis under the same terms and conditions as the lease that expired July 31, 2013. The Company had accrued rent payable of $5,334 to Sportswood at July, 31 2016.

The Company paid a director and shareholder $15,700 and $84,749 during the three and nine months ended July 31, 2016, respectively and $48,000 and $152,000 in the three and nine months ended July 31, 2015, respectively for financial public relations consulting.

The Company paid the President's brother $26,850 and $71,358 during the three and nine months ended July 31, 2016, respectively and $18,160 and $57,720 in the three and nine months ended July 31, 2015, respectively for landman consulting services.

The Company paid $0 and $8,210 during three and nine months ended July 31, 2016, respectively and $30,885 and $52,902 during three and nine months ended July 31, 2015, respectively to companies owned by the President of BIYA Operators Inc., the Company's wholly owned subsidiary and by his sons for field services.

Capital Lease

In January 1, 2015 the Company entered into capital lease agreement with one of its employee and shareholder with monthly lease payments of approximately $7,500 and maturity dates expiring through June 2019.

Loan Guaranty

In 2015, one of the DESI's subsidiaries financed some of the heavy equipment and trucks as described in Note 4. Under the terms of the agreement the loan was guaranteed by then owners and current employees and shareholders of the Company.

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

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016

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

NOTE 13 – ACQUISITION

On February 1, 2016 we acquired 100% of the outstanding shares of DESI, a holding company comprised of three oilfield services companies, for 20,032,710 restricted shares of our common stock having a value of approximately $10,016,356, a promissory note in the principal amount of approximately $2,000,000 and the assumption of DESI's liabilities in the approximate amount of $4,162,900 (subject to adjustment for unknown liabilities). As a result, we recorded goodwill of $3,984,695. The note bears interest at 2% a year and is payable in February 2018.

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

DIVERSIFIED RESOURCES INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016

The consolidated pro forma results of operations as if the acquisition had occurred at the beginning of the last fiscal year and the beginning of this fiscal year are as follows:

The consolidated unaudited pro forma operating revenue and net loss for the twelve months ended October 31, 2015 is $22.6 million and ($2.5) million, respectively, resulting in loss per share of $0.06. The consolidated unaudited pro forma operating revenue and net loss for the three months ended January 31, 2016 is $4.7 million and ($1.4) million, respectively, resulting in loss per share of $0.04.

The Company has included the results of DESI's operations in its consolidated financial statements beginning on February 1, 2016. Fair values of the assets acquired and liabilities assumed in the acquisition of DESI are summarized below:

Current assets, including cash and cash equivalents of $503,389	$3,906,845
Property, plant and equipment	8,270,765
Bonds and other assets	16,000

Total assets acquired	12,196,610
Current liabilities	(1,487,535)
Long-term liabilities	(2,674,414)

Net assets acquired	8,031,661
Goodwill	3,984,695
Net consideration	$12,016,356

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

NOTE 14 – STOCK COMPENSATION

During the three and nine months ended July 31, 2016 the Company recorded stock based compensation of $0 and $365,130, respectively, for shares granted and issued, no such compensation was recorded in the three and nine months ended July 31, 2015. The expense was recorded based on the fair market value of the common stock ($0.40 per share) on the issuance date.

NOTE 15 – SUBSEQUENT EVENTS

In August 2016, the Company terminated its capital lease agreement with one of its shareholder that had monthly lease payments of approximately $7,500.

On September 20, 2016 the Company sent a "Notice of Deduction from Principal" to the previous owners of BIYA and holders of a promissory note in the principal amount of approximately $1,860,000 (subject to adjustment for unknown liabilities), related to the purchase of BIYA. In accordance with the Article 1.6 of the promissory note, the Company has the right to deduct from the principal of the note any liabilities of BIYA in existence as of October 1, 2014, purchase date, which were not disclosed to the Company. The Company has notified the note holders of the following liabilities to be deducted from the note.

●	Deductions related to incurred and estimated environmental clean up, related to spills that had incurred prior to October 1, 2014.

●	Deductions related to lost production due to the spills.

●	Deductions related to undisclosed royalties and other liabilities.

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

During the twelve months ending July 31, 2017, we plan to drill one new well at a cost of approximately $600,000.

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

During the twelve months ending July 31, 2017, we plan to:

●	rework 50 producing and shut-in wells at a total cost of approximately $400,000

●	drill 3 new well at a cost of approximately $150,000 per well

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

Production, Drilling Activity and Oil and Gas Leases

The following table shows our net production of oil, gas and natural gas liquids for the periods indicated:

	Nine Months Ended July 31,
	2016	2015

Production:
Oil (Bbls)	5,315	11,418
Gas (Mcf)	-	1,135

The following table shows, as of July 31 2016, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

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

The following table presents a reconciliation of net loss to Adjusted EBITDA and cash available for distribution for the three months ended July 31, 2016:

	Three months ended	Nine months ended
	July 31, 2016	July 31, 2016

Net loss	(1,112,982)	(3,768,358)
Add (Less):
Depreciation, depletion, amortization and accretion	407,887	1,001,926
Interest	72,623	176,467
Share-based compensation	0	365,130
Accrued liability for lawsuit	0	750,000
Adjusted EBITDA	(632,472)	(1,474,835)
Adjusted EBITDA per common share
Basic and diluted	$(0.02)	$(0.03)
Weighted average shares outstanding
Basic and diluted	40,859,329	43,685,821

Results of Operations

Material changes of certain items in our statements of operations included in our financial statements for the periods presented are discussed below.

For the three months ended July 31, 2016 compared to the three months ended July 31, 2015

For the three months ended July 31, 2016 we reported a loss of $1,112,982 or $(0.03) per share compared to a net loss of $586,967 or $(0.03) per share for the three months ended July 31, 2015. The increase in the net loss of $526,015 principally resulted from an increase of $533,357 in general and administrative expenses due to having more employees and contractors for the full three-month period due to the acquisition of DESI.

Services revenue was $2,064,316 for the three months ending July 31, 2016, the revenue primarily related to DESI. The company acquired DESI in February 2016 thus no such revenue was earned in 2015.

Oil and gas sales were $61,459 and $161,052 for the three months ending July 31, 2016 and 2015 respectively; a decrease of $99,593 (62%).  The decrease is principally attributable to the decrease in production due to the workover and setting up the field in a pod system.

Cost of services was $1,777,585 for the three months ending July 31, 2016, the cost primarily related to DESI. The company acquired DESI in February 2016 thus no such cost was incurred in 2015.

Lease operating expenses were $20,702 and $218,130 for the three months ending July 31, 2016 and 2015 respectively; a decrease of $197,428 (91%).  The decrease is principally attributable to decrease in pumpers due to less number of wells operating.

General and administrative expenses were $897,147 and $363,790 for the three months ending July 31, 2016 and 2015 respectively; an increase of $533,357 (147%) mainly relates to increased general and administrative expense due to the acquisition of DESI.

Insurance expense was $57,233 and $0 for the three months ending July 31, 2016 and 2015 respectively. The increase arises from acquisition of DESI in February 2016.

 Depreciation expense was $386,558 and $41,768 for the three months ending July 31, 2016 and 2015 respectively; an increase of $344,790 (825%). The increase arises from additional assets related to DESI acquisition in February 2016.

Production tax and royalty expense was $19,596 and $49,643 for the three months ending July 31, 2016 and 2015 respectively; a decrease of $30,047 (61%). The decrease is consistent with the decrease in revenue.

Interest expense was $72,623 and $41,555 for the three months ending July 31, 2016 and 2015 respectively; an increase of $31,068 (75%). The increase is due to increase in debt and interest paid on royalties payable.

For the nine months ended July 31, 2016 compared to the nine months ended July 31, 2015

For the nine months ended July 31, 2016 we reported a loss of $3,768,358 or $(0.09) per share compared to a net loss of $1,913,866 or $(0.08) per share for the nine months ended July 31, 2015. The increase in the net loss of $1,854,492 principally resulted from $750,000 accrued and expensed for potential liability related to the lawsuit, increase of $857,245 in general and administrative expenses due to having more employees and contractors, increase of $365,130 related to issuance of stock based compensation and increase in depreciation expense of $810,390 for the full three-month period due to the acquisition of DESI, offset by decrease of $310,171 in lease operating expense and $153,405 in production tax and royalty expense.

Services revenue was $5,835,506 for the nine months ending July 31, 2016, primarily related to DESI. The company acquired DESI in February 2016 thus no such revenue was earned in 2015.

Oil and gas sales were $177,505 and $518,865 for the nine months ending July 31, 2016 and 2015 respectively; a decrease of $341,360 (66%).  The decrease is principally attributable to the decrease in production due to the workover and setting up the field in a pod system.

Cost of services was $5,059,479 for the nine months ending July 31, 2016, the cost primarily related to DESI. The company acquired DESI in February 2016 thus no such cost was incurred in 2015.

Expense accrued for potential liability related to the lawsuit was $750,000 for the nine months ended July 31, 2016, no such expense was recorded for 2015.

Exploration costs were $0 and $16,513 for the nine months ending July 31, 2016 and 2015 respectively; a decrease of $16,513 (100%).   We did not incur any exploration activities during nine months ended July 31, 2016.

Lease operating expenses were $247,229 and $557,400 for the nine months ending July 31, 2016 and 2015 respectively; a decrease of $310,171 (55%).  The decrease is principally attributable to decrease in pumpers due to less number of wells operating.

 General and administrative expenses were $2,182,432 and $1,325,187 for the nine months ending July 31, 2016 and 2015 respectively; an increase of $857,245 (65%).  The increase relates to stock based compensation expense of $365,130 and increased general and administrative expense due to acquisition of DESI.

Insurance expense was $396,367 and $23,747 for the nine months ending July 31, 2016 and 2015 respectively; an increase of $372,620 (1,569%). The increase arises from acquisition of DESI in February 2016.

Depreciation expense was $940,282 and $125,304 for the nine months ending July 31, 2016 and 2015 respectively; an increase of $814,978 (657%). The increase arises from additional assets related to DESI acquisition in February 2016.

Depletion expense was $35,436 and $86,389 for the nine months ending July 31, 2015 and 2014 respectively; a decrease of $50,953 (59%). The decrease is consistent with the decrease in production.

Production tax and royalty expense was $41,162 and $194,567 for the nine months ending July 31, 2015 and 2014 respectively; an increase of $153,405 (79%). The decrease is consistent with the decrease in production.

Interest expense was $176,487 and $80,792 for the nine months ending July 31, 2016 and 2015 respectively; an increase of $95,695 (118%). The increase is due to increase in debt and interest paid on royalties payable.

Liquidity and Capital Resources

Our sources and (uses) of funds for the nine months ended July 31, 2016 and 2015 are shown below:

	2016	2015

Cash provided by (used in) operations	$309,161	$(1,683,121)
Payments on purchase of property and equipment	(121,753)	(21,273)
Cash paid for oil and gas properties	-	(32,002)
Sale of common stock	60,000	663,720
Proceeds from notes payable	200,000	1,000,000
Payments on notes payable	(284,856)	(56,517)
Payments on capital lease	(19,946)	-
Proceeds from line of credit	68,685	-

Our material future contractual obligations as of July 31, 2016 are summarized as follows:

2016	834,494
2017	4,612,188
2018	3,142,369
2019	363,440
2020 and thereafter	45,228

Total	8,997,719

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

During the fourth quarter of 2014, oil prices declined rapidly to a level near $50 per barrel (WTI Cushing) and remained near that level during all of 2015.  During the first quarter of 2016, oil prices declined further to a level below $30 per barrel and since then they have remained in the range of $40 to $50 per barrel. As a result, we have seen a significant impact on our customers' activity and the rates we are able to charge our customers.  The first-quarter 2016 declines in oil prices have resulted in reductions of customer capital expenditures, including maintenance and workover activities. Continued or further declines in oil prices could have a further negative impact on demand for our services if our customers further reduce their exploration, maintenance and workover plans and programs. As the price of oil has stabilized in its current range of $40 to $50 per barrel in the second quarter of 2016, our customers have stopped cutting planned expenses and are planning future capital and workover expenditure programs. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects.

Revenue from both our commercial and civil construction segments has increased throughout 2016 compared to 2015. Considering the substantial demand in construction and its related services in Colorado, in particular the front range, we believe that trend will continue through 2016 and result in strong segmented revenue growth. In addition, we anticipate growth in residential excavation work through the remainder of 2016 and into 2017.

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

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, has an accumulated deficit of $11,323,446 and has negative working capital of $1,980,292 at July 31, 2016.  As of July 31, 2016, the Company has limited financial resources.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable mineral properties, generate revenue from planned business operations, and control costs. Management plans to fund its future operations by joint venturing and obtaining additional financing, and commercial production. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of July 31, 2016, our disclosure controls and procedures were not effective due to the following:

1.	We do not have an audit committee;

2.
We did not have the proper segregation of duties with respect to our finance and accounting functions due to limited personnel. During the three months ended July 31, 2016 we had a CFO/CAO that performed nearly all aspects of our financial reporting process, including but not limited to, preparation of underlying account records and systems,  posting and recording journal entries and the preparation of our financial statements.  Accordingly, this created certain incompatible duties and a lack of review over the  financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected; and

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

DIVERSIFIED RESOURCES, INC.

Date: October 12, 2016	By:	/s/ Paul Laird
Paul Laird, Principal Executive Officer

Date: October 12, 2016	By:	/s/ Abdul Khan
Abdul Khan, Principal Financial and Accounting Officer